Form 10-Q
period 1996-09-30
TRI POINT MEDICAL CORP
filed 1996-11-13
CIK 1016006

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC

                                   Form 10-Q

(Mark One)

     X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----   Exchange Act of 1934


               For the quarterly period ended September 30, 1996
                                              ------------------

                                      or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
   ----    Exchange Act of 1934


        For the transition period from _____________ to ______________


                      Commission File Number:    0-28748
                                                --------


                     TRI-POINT MEDICAL CORPORATION
                ---------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 56-1959623
        ----------------                         ---------------------
        (State or other                           (I.R.S. Employer
         jurisdiction                             Identification No.)
        of incorporation or
         organization)


            5265 Capital Boulevard, Raleigh, North Carolina  27616
            ------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                (919) 876-7800
               ------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes        No   X
         -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                    Outstanding at November 8, 1996
                  -----                    -------------------------------

 Common Stock, par value $0.01 per share                12,150,000

                         TRI-POINT MEDICAL CORPORATION

                                     INDEX

                                                               Page Number
                                                               -----------
PART I:   FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Balance Sheet as of September 30, 1996
           (unaudited) and December 31, 1995............................ 3

          Statement of Operations (unaudited) for
           the three months ended September 30,
           1996 and 1995 and for the nine months
           ended September 30, 1996 and 1995............................ 4

          Statement of Cash Flows (unaudited) for
           the nine months ended September 30,
           1996 and 1995................................................ 5

          Notes to Financial Statements................................. 6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations........... 8


PART II:  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K........................11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Tri-Point Medical Corporation
                                 Balance Sheet
                     (In thousands, except for share data)

                                                               September 30,         December 31,
                                                                    1996                 1995
                                                                    ----                 ----
                        Assets                                  (Unaudited)
Current assets:
Cash and cash equivalents                                     $      19,392      $            20
Accounts receivable                                                      34                  266
Inventories                                                             155                  119
Prepaid expenses                                                        427                   27
                                                               -------------      ---------------
  Total current assets                                               20,008                  432
                                                               -------------      ---------------

Furniture, fixtures and equipment                                       726                  418
Less - accumulated depreciation and amortization                       (170)                (142)
                                                               -------------      ---------------
                                                                        556                  276
                                                               -------------      ---------------

Intangible assets, net of accumulated amortization                      233                  200
                                                               -------------      ---------------

  Total assets                                                $      20,797      $           908
                                                               =============      ===============

    Liabilities, Stockholders' Equity and Partners' Capital (Deficit)

Accounts payable                                              $         769      $           514
Accrued expenses                                                        395                   28
Deferred revenue                                                      1,575                   78
Payable to Caratec, L.L.C.                                                5                  195
Capital lease obligations                                                 3                   12
                                                               -------------      ---------------

  Total current liabilities                                           2,747                  827

Notes payable to Sharpoint Development Corporation                        -               10,062
Accrued interest payable to Sharpoint Development Corporation             -                  843
Capital lease obligations                                                26                   26
                                                               -------------      ---------------

   Total liabilities                                                  2,773               11,758
                                                               -------------      ---------------

           Stockholders' Equity and Partners' Capital (Deficit)

Preferred Stock, $.01 par value.  Authorized 2,000,000
shares; none issued or outstanding.                                       -                    -
Common Stock, $.01 par value.  Authorized 35,000,000 shares;
issued and outstanding 12,150,000 shares.                               121                    -
Additional paid-in capital                                           33,612
Partners' capital (deficit)                                               -              (10,850)
Accumulated deficit                                                 (14,633)                   -
Deferred compensation on stock options                               (1,076)                   -
                                                               -------------      ---------------

   Total stockholders' equity and partners' capital (deficit)        18,024              (10,850)
                                                               -------------      ---------------

   Total liabilities, stockholders' equity and partners' capital
(deficit)                                                     $      20,797      $           908
                                                               =============      ===============

The accompanying notes are an integral part of these financial statements.

                         Tri-Point Medical Corporation
                            Statement of Operations
                                  (Unaudited)
                     (In thousands, except per share data)



                                                               Three Months                    Nine Months
                                                             Ended September 30,            Ended September 30,

                                                              1996         1995              1996         1995
                                                              ----         ----              ----         ----
Product sales                                              $     106    $     221         $     298    $     839
License and product development revenues                         -            -               3,500          -
                                                            --------     --------          --------     --------
   Total revenues                                                106          221             3,798          839
                                                            --------     --------          --------     --------

Cost of products sold                                            119          128               292          389
                                                            --------     --------          --------     --------
   Gross profit                                                  (13)          93             3,506          450
                                                            --------     --------          --------     --------

Research, development and regulatory affairs expenses            817          365             2,156        1,113
Selling and administrative expenses                              965          302             1,980          930
Exchange of rights with Caratec, L.L.C.                       14,210          -              14,210          -
Payments to Caratec, L.L.C.                                        5          113               293          288
                                                            --------     --------          --------     --------
   Total operating expenses                                   15,997          780            18,639        2,331
                                                            --------     --------          --------     --------

Loss from operations                                         (16,010)        (687)          (15,133)      (1,881)
Interest expense to Sharpoint Development
   Corporation, net of interest income                           (24)         215                69          611
                                                            --------     --------          --------     --------

Net loss                                                   $ (15,986)   $    (902)        $ (15,202)   $  (2,492)
                                                            ========     ========          ========     ========

Shares used in computation of net
loss per share                                                 9,739       10,150            10,012       10,150
                                                            ========     ========          ========     ========

Net loss per share                                         $   (1.64)   $   (0.09)        $   (1.52)   $   (0.25)
                                                                ====         ====              ====         ====

  The accompanying notes are an integral part of these financial statements.

                         Tri-Point Medical Corporation
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                             Nine Months Ended September 30,
                                                                            1996                          1995
                                                                            ----                          ----
Cash flows from operating activities:
Net loss                                                               $     (15,202)                $      (2,492)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Amortization expense                                                               8                            50
Depreciation expense                                                              41                            35
Amortization of deferred compensation on stock options                           424                             -
Exchange of rights with Caratec, L.L.C.                                       14,210                             -
Net loss on disposals of fixed assets                                             12                             -
Change in accounts receivable                                                    232                            70
Change in inventories                                                            (36)                           25
Change in prepaid expenses                                                      (400)                           11
Change in accounts payable and accrued expenses                                  622                           (66)
Change in deferred revenue                                                     1,497                           159
Change in accrued payable to Caratec, L.L.C.                                    (190)                          176
Change in accrued interest due to Sharpoint
   Development Corporation                                                       138                           611
                                                                         ------------                  ------------

Net cash provided (used) by operating activities                               1,356                        (1,421)
                                                                         ------------                  ------------


Cash flows from investing activities:
Additions to furniture, fixtures and equipment                                  (332)                          (76)
Additions to intangible assets                                                   (41)                          (32)
                                                                         ------------                  ------------

Net cash used by investing activities                                           (373)                         (108)
                                                                         ------------                  ------------


Cash flows from financing activities:
Proceeds from notes payable to Sharpoint
   Development Corporation                                                       440                         1,470
Net proceeds from sale of common stock                                        17,958                             -
Change in capital lease obligation                                                (9)                           35
                                                                         ------------                  ------------

Net cash provided by financing activities                                     18,389                         1,505
                                                                         ------------                  ------------

Increase (decrease) in cash                                                   19,372                           (24)
Cash at beginning of period                                                       20                            30
                                                                         ------------                  ------------

Cash at end of period                                                  $      19,392                 $           6
                                                                         ============                  ============

Non-Cash Transactions:
On March 29, 1996, notes payable of $10,502 and related accrued interest of $980 was converted to partners' capital.


  The accompanying notes are an integral part of these financial statements.

                         Tri-Point Medical Corporation
                         Notes to Financial Statements
                                  (Unaudited)

1.  Organization and Operations

Tri-Point Medical Corporation (the "Company") develops, commercializes and manufactures medical adhesive products based on its proprietary cyanoacrylate technology. The Company was incorporated as a wholly-owned subsidiary of Tri-Point Medical L.P.(the "Partnership") on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by the Partnership. On March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint Development Corporation ("Sharpoint"), the Partnership's general partner, were transferred to the Company in exchange for one share of Common Stock. On the effective date of the Company's initial public offering, September 25, 1996, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock.

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (Registration Statement File No. 333-5425) and related prospectus for the Company's initial public offering of its Common Stock dated September 25, 1996.

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ended December 31, 1996.

3.  Inventories

Inventories include the following:

                       September 30,  December 31,
                           1996          1995
                             (In thousands)
Packaging              $      38      $     35
Raw materials                 29            23
Work-in-process               64            45
Finished goods                24            16
                       ---------      --------
                       $     155      $    119
                       ---------      --------

4.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission, pro forma common and common equivalent shares deemed outstanding immediately prior to the issuance of common shares in the initial public offering have been included as if they were outstanding for all periods prior to June 30, 1996.

                         Tri-Point Medical Corporation
                         Notes to Financial Statements
                                  (Unaudited)






5.  Taxes

No federal or state income tax provision has been provided for income tax purposes, as the Company does not expect to have a tax liability for the year ending December 31, 1996. Additionally, the deferred tax asset that might be recorded as a result of net operating losses under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," would be offset by a related valuation allowance because realization of the asset is not probable. Accordingly, no benefit has been recorded.

6.  Stockholders' Equity

On March 29, 1996, the Partnership's long-term debt and accrued interest held by Sharpoint was contributed to the Partnership as $11,483,000 of partners' capital. On September 25, 1996, the effective date of the Company's initial public offering, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock. Included in this exchange was the contribution by Caratec, L.L.C. ("Caratec"), a limited partner of the Partnership, of its right to receive various payments from the Partnership and its limited partnership interest for 1,776,250 shares of Common Stock. The transaction with Caratec resulted in a non-cash expense of $14,210,000, which equals the difference between the value of Common Stock issued to Caratec and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-1 (Registration Statement No. 333-5425) and related prospectus for the Company's initial public offering of its Common Stock dated September 25, 1996.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's development, growth and expansion plans and the sufficiency of the Company's liquidity and capital.
Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's prospectus dated September 25, 1996.

Overview

Since its inception in May 1990, the Company has been developing, commercializing and manufacturing medical adhesive products for use in wound closure on humans and animals. The Company's products are based on its proprietary cyanoacrylate technology and a substantial portion of the Company's historical expenses has consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company has funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners.

The Company has been unprofitable since its inception and has incurred net losses in each year, including net losses of approximately $6,972,000 for the year ended December 31, 1995. These losses have resulted in accumulated net losses of approximately $15,692,000 as of September 30, 1996. These accumulated losses do not include a one-time non-cash charge of $14,210,000 during the three months ended September 30, 1996 which was offset by a credit to additional paid-in capital. The Company anticipates that it will incur increased losses for the next several years, as it expects its research and development expenses to increase in order to fund additional clinical trials and develop new products. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing TraumaSeal(TM), including the receipt of all regulatory clearances and approvals, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

Results of Operations

Total revenues were $106,000 for the three months ended September 30, 1996 compared to $221,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, total revenues were $3,798,000 compared to $839,000 for the same period in 1995. Revenues from product sales for the nine months ended September 30, 1996 were $298,000 compared to $839,000 for the same period in 1995. License and product development revenues were $3,500,000 for the nine months ended September 30, 1996 compared to $0 for the same period in 1995. This increase was the result of the receipt of $3,500,000 in license and product development revenues under the supply and distribution agreement for TraumaSeal(TM) entered into with Ethicon, Inc. ("Ethicon") in March 1996. The decreases in product sales were primarily a result of decreased sales volume of Octyldent(R) as a result of the inventory build-up by the Company's marketing partner during 1995.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Cost of products sold were $119,000 for the three months ended September 30, 1996 compared to $128,000 for the three months ended September 30, 1995, a decrease of 7%. Cost of products sold as a percentage of product sales increased to 112% in the three months ended September 30, 1996 compared to 58% during the same period of 1995. For the nine months ended September 30, 1996, cost of products sold was $292,000 compared to $389,000 for the same period in 1995. Cost of products sold as a percentage of product sales increased to 98% for the nine months ended September 30, 1996 compared to 46% during the same period of 1995. These decreases in costs of products sold were primarily a result of decreased sales volume of Octyldent(R). The increases in costs of products sold as a percentage of product sales were primarily a result of the decreased sales volume of Octyldent(R), resulting in the fixed portion of cost of products sold being allocated over lower sales, and decreased manufacturing efficiencies and additional costs associated with the expansion of the Company's manufacturing capabilities.

Operating expenses were $15,997,000 for the three months ended September 30, 1996 compared to $780,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, operating expenses were $18,639,000 compared to $2,331,000 for the same period in 1995. Included in operating expenses during the three months ended September 30, 1996 was a one-time non-cash charge of $14,210,000 related to the exchange by Caratec, L.L.C. ("Caratec"), a former limited partner of the Company's predecessor, Tri-Point Medical L.P. (the "Partnership"), of its right to receive various payments from the Partnership and its limited partnership interest for Common Stock of the Company. Excluding the exchange with Caratec, total operating expenses increased by $1,007,000 and $2,098,000 for the three months and nine months ended September 30, 1996, respectively. These increases related to costs associated with the conduct of clinical trials for TraumaSeal(TM), as well as amortization of deferred compensation related to employee and director stock options.

Net interest income was $24,000 for the three months ended September 30, 1996 compared to net interest expense of $215,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, net interest expense was $69,000 compared to $611,000 for the same period in 1995. This decrease in net interest expense was primarily a result of an agreement to cease accruing interest as of March 1, 1996 on long-term debt in connection with the incorporation of the Company on February 20, 1996 and the subsequent transfer on March 1, 1996 of all assets and liabilities of the Partnership to the Company, except for the indebtedness to Sharpoint, the Partnership's general partner. In addition, during the three months and nine months ended September 30, 1996, the Company had interest income from cash equivalents.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $19,392,000 at September 30, 1996, an increase of $19,372,000 from December 31, 1995. On September 30, 1996, the Company completed its initial public offering of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, generating proceeds of approximately $18,972,000 (after deducting underwriting discounts). In April 1996, the Company received an additional $4,500,000 related to the supply and distribution agreement for the TraumaSeal(TM) product entered into with Ethicon on March 20, 1996. In September 1996, Ethicon advanced the Company approximately $506,000 for direct costs incurred in connection with clinical studies of the TraumaSeal(TM) product, which have been classified as deferred revenue and will be credited against future royalties to be paid by Ethicon.

Cash provided by operating activities was $1,356,000 for the nine months ended September 30, 1996. The Company used cash of $1,421,000 for operating activities during the same period of 1995. This decrease in cash used in operations was due primarily to the receipt of $4,500,000 under the supply and distribution agreement for TraumaSeal(TM).

Cash used for investing activities was $373,000 and $108,000 for the nine months ended September 30, 1996 and 1995, respectively. The cash was used to acquire capital equipment, as well as to obtain and establish patents.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Cash provided by financing activities was $18,389,000 and $1,505,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company's financing activities during the nine months ended September 30, 1996 were its initial public offering and borrowings from Sharpoint. During the nine months ended September 30, 1995, the Company's only financing activities were borrowings from Sharpoint.

The Company believes that existing cash and cash equivalents, including the proceeds from the initial public offering, will be sufficient to finance its capital requirements for at least 24 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements and (v) the effect of competing technological and market developments. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.
                 11       Computation of pro forma net loss per share (see Note
                          4 to Notes to Financial Statements in Item I of this
                          Form 10-Q).
                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.
                 None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRI-POINT MEDICAL CORPORATION




Date:  November 13, 1996       By:   /s/ Robert V. Toni
                                  -------------------------------------------
                                     Robert V. Toni
                                     President and Chief Executive Officer



Date:  November 13, 1996       By:   /s/ J. Blount Swain
                                  -------------------------------------------
                                     J. Blount Swain
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)