Form 10-K
period 1996-12-31
CLOSURE MEDICAL CORP
filed 1997-03-27
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________

COMMISSION FILE NUMBER      0-28748

                           CLOSURE MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                  56-1959623
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

      5265 Capital Boulevard
      Raleigh, North Carolina                         27616
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (919) 876-7800

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
             None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 21, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $62,045,326. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 21, 1997, there were 12,155,029 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy materials for its 1997 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


PART I   .....................................................................................3
         ITEM 1.           BUSINESS...........................................................3
         ITEM 2.           PROPERTIES........................................................24
         ITEM 3.           LEGAL PROCEEDINGS.................................................24
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............24

PART II  ....................................................................................25
         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS...............................................25
         ITEM 6.           SELECTED FINANCIAL DATA...........................................26
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...............................27
         ITEM 8.           FINANCIAL STATEMENTS..............................................31
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURES..............................31

PART III ....................................................................................32
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................32
         ITEM 11.          EXECUTIVE COMPENSATION............................................32
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT........................................................32
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32

PART IV......................................................................................33
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                           ON FORM 8-K.......................................................33


         THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S DEVELOPMENT, GROWTH AND EXPANSION PLANS AND THE SUFFICIENCY OF THE COMPANY'S LIQUIDITY AND CAPITAL. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF UNCERTAINTIES AND RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS -- FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

         UNLESS THE CONTEXT INDICATES OTHERWISE, THE TERMS "CLOSURE" AND "COMPANY" REFER TO CLOSURE MEDICAL CORPORATION. REFERENCES IN THIS REPORT TO CLOSURE OR THE COMPANY ALSO INCLUDE, UNLESS THE CONTEXT INDICATES OTHERWISE, CLOSURE'S PREDECESSOR, TRI-POINT MEDICAL L.P. (THE "PARTNERSHIP"). EFFECTIVE JANUARY 13, 1997, THE COMPANY CHANGED ITS NAME FROM TRI-POINT MEDICAL CORPORATION TO CLOSURE MEDICAL CORPORATION. "OCTYLDENT" AND "NEXABAND" ARE FEDERALLY REGISTERED TRADEMARKS OF THE COMPANY. "TRAUMASEAL," "NEXACRYL," "NEXABAND S/C" AND "NEXABAND QUICKSEAL" ARE TRADEMARKS OF THE COMPANY. ALL OTHER TRADE NAMES AND TRADEMARKS APPEARING IN THIS REPORT ARE THE PROPERTY OF THEIR RESPECTIVE HOLDERS.

                                     PART I

ITEM 1.           BUSINESS.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CAREFULLY CONSIDERED. THESE FACTORS MAY CAUSE ACTUAL RESULTS, EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS REPORT.

         HISTORY OF OPERATING LOSSES. The Company has incurred net losses in each year since its inception, including net losses of approximately $16.8 million for the year ended December 31, 1996 (including a one-time non-cash charge of $14.2 million). These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials and general and administrative expenses. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development expenses to increase in order to develop new products and fund additional clinical trials. The Company expects to continue to incur a loss in 1997 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable is dependent in large part on its success in obtaining regulatory approvals or clearances for its products, commercializing the Company's lead product, TRAUMASEAL, expanding its manufacturing capacity, developing and marketing new products and entering into additional marketing agreements where appropriate and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the Company will generate significant revenue or become profitable on a sustained basis, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         EARLY COMMERCIALIZATION; DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES; UNCERTAINTY OF MARKET ACCEPTANCE. The Company is in the early stage of product commercialization and has derived only limited revenue from sales of certain products to its marketing partners. The Company has submitted a premarket approval ("PMA") application to market TRAUMASEAL in the United States and has several potential products in development. The Company believes that its long-term viability and growth will depend in large part on receiving regulatory clearances or approvals for and the successful commercialization of TRAUMASEAL and other new products resulting from its research and development activities. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization. There can be no assurance that the Company's development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all. Moreover, commercial applications of the Company's absorbable formulations are relatively new and evolving. The successful development and market acceptance of the Company's proposed products are subject to inherent developmental risks, including ineffectiveness or lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost and preclusion or obsolescence resulting from third parties' proprietary rights or superior or equivalent products, as well as general economic conditions affecting purchasing patterns.

         There can be no assurance that the Company and its marketing partners will be able to commercialize successfully or achieve market acceptance of the Company's technologies or products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. The failure to develop and market successfully new products would have a material adverse effect on the Company's results of operations and financial condition. See "-- Products," "-- Sales and Marketing" and "-- Manufacturing."

         UNCERTAINTY OF REGULATORY APPROVAL FOR TRAUMASEAL. The Company recently completed clinical trials for TRAUMASEAL and submitted a PMA application to the U.S. Food and Drug Administration (the "FDA"). Although the FDA granted "expedited processing" of the TRAUMASEAL PMA application, the regulatory process is lengthy, expensive and uncertain. There can be no assurance that the Company will be able to obtain the necessary approval from the FDA to market and manufacture TRAUMASEAL in the United States for its intended use on a timely basis, if at all. A delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's results of operations and financial condition. The Company will similarly require approval in those foreign jurisdictions where TRAUMASEAL will be marketed. A delay in receipt of or failure to receive such approvals could have a material adverse effect on the Company's results of operations and financial condition. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Effects of FDA and Other Government Regulation" and "-- Government Regulations."

         DEPENDENCE ON MARKETING PARTNERS. The Company has limited experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its nonabsorbable products has included entering into agreements with other companies to market current and certain future products incorporating the Company's technology. To date, the Company has entered into five such agreements, and the Company derived all of its fiscal 1996 revenues from the receipt of license and product development fees under the supply and distribution agreement for TRAUMASEAL and the sale of other products to its marketing partners. The Company intends to establish a sales force to market its absorbable products as these products progress toward commercialization. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company.

         The Company is dependent for product sales revenues for its nonabsorbable products upon the success of the Company's marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional option or license fees to the Company or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. Moreover, certain of the agreements provide for termination under certain circumstances. For example, Ethicon, Inc. ("Ethicon") may terminate its agreement to purchase TRAUMASEAL from the Company should the Company be unable to provide an adequate supply, and Ethicon may itself then manufacture TRAUMASEAL and only pay the Company royalties on sales. The resulting loss of payments from Ethicon for the purchase of TRAUMASEAL from the Company would have a material adverse effect on the Company's results of operations and financial condition. In addition, there can be no assurance that TRAUMASEAL will be launched in the manner and on the timetable expected by the Company. Certain agreements also permit the marketing partners to pursue existing or alternative technologies in preference to the Company's technology. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Marketing Partners."

         POTENTIAL ADVERSE EFFECT OF COMPETITION AND TECHNOLOGICAL CHANGE. The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. For example, in the worldwide wound closure market, the Company's products will compete with the suture products of Ethicon, the world leader in the wound closure market, and American Home Products Corporation. In addition, the Company believes its products will compete with the staple products of United States Surgical Corporation and Ethicon Endo- Surgery, Inc., a subsidiary of Johnson & Johnson. The Company's products may also compete with Histoacryl, a cyanoacrylate-based topical adhesive marketed by B. Braun GmbH, and with a similar adhesive marketed by Loctite Corporation. In the surgical sealants market, the Company's products may compete with the fibrin-based sealants of

Immuno AG and Behringwerke AG, and most likely with fibrin-based sealants being developed by Baxter Healthcare Corporation and Bristol-Myers Squibb Company. The Company's surgical sealants also may compete with collagen- based hemostatic products of, among others, Collagen Corporation, Fusion Medical Technologies, Inc. and MedChem Products Inc., a division of C.R. Bard Inc.

         Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory clearances or approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or product commercialization earlier than the Company, any of which could materially adversely affect the Company. Furthermore, if the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Finally, under the terms of the Company's marketing agreements, the Company's marketing partners may pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that will compete with the Company's products. See "-- Competition and Technological Change."

         LIMITED MANUFACTURING EXPERIENCE. The Company has limited manufacturing capacity and has limited experience in manufacturing its products. The Company's future success is dependent in significant part on its ability to manufacture its products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner. The Company intends to expand its manufacturing capabilities by acquiring large-scale manufacturing and formulation equipment by the end of 1997. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve large-scale manufacturing capabilities or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to expand sufficiently its manufacturing capacity to meet Ethicon's requirements for TRAUMASEAL as set forth under their agreement, Ethicon may itself then manufacture TRAUMASEAL and only pay the Company royalties on sales. The resulting loss of payments from Ethicon for the purchase of TRAUMASEAL from the Company would have a material adverse effect on the Company's results of operations and financial condition. See "-- Marketing Partners."

         In addition, the manufacture of the Company's products will be subject to periodic inspection by regulatory authorities and certain marketing partners, and the Company's manufacture of its products for human use is subject to regulation and inspection from time to time by the FDA for compliance with Good Manufacturing Practices ("GMPs"), as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or delay in attaining compliance may adversely affect the Company's manufacturing activities and could result in, among other things, Warning Letters, injunctions, civil penalties, FDA refusal to grant premarket approvals or clearances of future or pending product submissions, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, certain modifications of the Company's manufacturing facilities and processes, such as those made in preparation for commercial-scale production of products, will subject the Company to further FDA inspections and review prior to final approval of its products for commercial sale. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances would have a material adverse effect on the Company's results of operations and financial condition. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Effects of FDA and Other Government Regulation" and "-- Manufacturing."

         DEPENDENCE ON SOLE SOURCE SUPPLIER. The Company currently purchases cyanoacetate, the primary raw material used in manufacturing most of the Company's products, from a single qualified source. Upon manufacturing scale-up there can be no assurance that the Company will be able to obtain adequate increased commercial quantities within a reasonable period of time or at commercially reasonable rates. Lack of adequate commercial quantities or inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time or any interruptions in supply in the future could have a material adverse effect on the Company's ability to manufacture its products, including TRAUMASEAL, and, consequently, could have a material adverse effect on the Company's results of operations and financial condition. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Dependence on Marketing Partners," "-- Marketing Partners" and "-- Manufacturing."

         DEPENDENCE ON PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS. The Company's success depends in large part on whether it can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has nine U.S. patents with expiration dates ranging from 2004 to 2013 and has filed applications for five additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's results of operations and financial condition.

         The commercial success of the Company also will depend, in part, on its ability to avoid infringing patents issued to others. If the Company were determined to be infringing any third party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license for any technology that it may require to commercialize its products could have a material adverse effect on the Company's results of operations and financial condition.

         Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company that claim technology also claimed by the Company prepare and file patent applications in the United States, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs to and diversion of effort by the Company, even if the eventual outcome is favorable to the Company. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming. Litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using certain technology and, consequently, could have a material adverse effect on the Company's results of operations and financial condition.

         In addition to patent protection, the Company relies on unpatented trade secrets and proprietary technological expertise. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to the Company's trade secrets and proprietary technological expertise or disclose such trade secrets, or that the Company can ultimately protect its rights to such unpatented trade secrets and proprietary technological expertise. The Company relies, in part, on confidentiality agreements with its marketing partners, employees, advisors, vendors and consultants to protect its trade secrets and proprietary technological expertise. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors. Failure to obtain or maintain patent or trade secret protection, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. See "-- Patents, Trade Secrets and Proprietary Rights."

         EFFECTS OF FDA AND OTHER GOVERNMENT REGULATION. As newly developed medical devices, the Company's medical tissue cohesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, prior to their sale. In order to obtain such clearances or approvals, medical tissue cohesives must be shown to be efficacious and safe for use in humans. The Company's current and future medical tissue cohesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"). The FDA regulates the clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and premarket approval requirements and GMPs. Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting.

         The regulatory process is lengthy, expensive and uncertain. Before any new medical device may be introduced to the market, the manufacturer generally must obtain FDA approval through either the 510(k) ("510(k)") premarket notification process or the lengthier PMA approval process. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. In addition, FDA approval of color additives used to color a medical device, such as the D & C Violet No. 2 in TRAUMASEAL, often must be obtained through the color additive petition ("CAP") process. The 510(k), PMA and CAP processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval. It is expected that most of the Company's future products under development will be subject to the lengthier PMA process. There can be no assurance that the Company will obtain the necessary clearances or approvals to market its products. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in Warning Letters, application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications and criminal prosecution.

         Medical devices also are subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

         The Company's current human medical devices are at different stages of FDA review. There can be no assurance that the Company will be able to obtain the necessary 510(k) clearances or PMA and CAP approvals to market and manufacture its products in the United States for their intended use on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's results of operations and financial condition. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Limited Manufacturing Experience" and "-- Government Regulations."

         EFFECTS OF INTERNATIONAL SALES. The Company and its marketing partners intend to market the Company's current and future products outside the United States as well as domestically. A number of risks are inherent in international transactions. In order for the Company to market its products in Europe, Australia, Canada and certain other foreign jurisdictions, the Company must obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. There can be no assurance that the Company will obtain regulatory approvals or clearances in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals or clearances. Delays in receipt of approvals or clearances to market the Company's products in foreign countries, failure to receive such approvals or clearances or the future loss of previously received approvals or clearances could have a material adverse effect on the Company's results of operations and financial condition. International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs. The Company's royalties from international sales of TRAUMASEAL are based on net sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any foreign market. See "-- Government Regulations," "-- Marketing Partners" and "-- Sales and Marketing."

         FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING. The Company has expended and expects to continue to expend substantial funds to complete the research, development and clinical testing of its products and to establish commercial-scale manufacturing facilities. The Company believes that existing cash and cash equivalents and short-term investments, which totaled $17.7 million as of December 31, 1996, will be sufficient to finance its capital requirements for at least 18 months. The Company has filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to the public offering of 1,500,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company, of which 800,000 shares are to be sold by the Company. There can be no assurance that the Company will be able to complete successfully this public offering or that the Company will not be required to seek additional capital to finance its operations in the future. Other than the Company's equipment financing lines of credit, the Company currently has no commitments for any additional financing, and there can be no assurance that adequate funds for the Company's operations from any such additional financing, the Company's revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, and could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         DEPENDENCE UPON KEY PERSONNEL. The Company is highly dependent on the principal members of its management and scientific staff. The Company does not maintain key person life insurance for any of its employees. In addition, the Company believes that its future success in developing marketable products and achieving a competitive position will depend in large part upon whether it can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. The loss of services of one or more members of the management or scientific staff or the inability to attract and retain additional personnel and develop expertise as needed could have a material adverse effect on the Company's results of operations and financial condition. See "-- Executive Officers of the Company."

         PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE. The testing, manufacturing, marketing and sale of the products being developed by the Company involve an inherent risk that product liability claims will be asserted against the Company, its marketing partners or licensees. There can be no assurance that the Company's current clinical trial and commercial product liability insurance in the amount of $3 million per claim with an annual aggregate limit of $3 million is adequate or will continue to be available in sufficient amounts or at an acceptable cost, if at all. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on the Company's results of operations and financial condition.
See "Legal Proceedings."

THE COMPANY

         The Company completed its initial public offering of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, in September 1996, raising net proceeds of approximately $17.9 million. Immediately prior to the initial public offering, the Company consummated an exchange of obligations of and interests in Tri-Point

Medical L.P., the Company's predecessor, for 9,600,000 shares of Common Stock (the "Exchange"). The Company's executive offices are located at 5265 Capital Boulevard, Raleigh, North Carolina 27616, and its telephone number is (919) 876-7800.

BUSINESS OVERVIEW

         Closure develops, commercializes and manufactures medical tissue cohesive products based on its proprietary cyanoacrylate technology. The Company's medical tissue cohesives can be used to close and seal wounds and incisions rapidly and stop leakage of blood and other body fluids from injured tissue. The Company's nonabsorbable products can be used to replace sutures and staples for certain topical wound closure applications, while the Company's absorbable products can potentially be used as surgical sealants and surgical tissue cohesives for internal wound closure and management. Closure's medical tissue cohesive products align injured tissue without the trauma caused by suturing or stapling and allow natural healing to proceed. In addition, Closure believes that its medical tissue cohesive products result in lower overall procedure costs and are easier and quicker to prepare and use than sutures or staples. The worldwide market for sutures and staples for topical and internal applications is currently estimated to be $2.6 billion annually, and the Company expects that it will compete for a portion of this market.

         The Company has three products for human use and has a product line for veterinary uses, which are described below:

                  TRAUMASEAL is a topical tissue cohesive used to close wounds from skin lacerations and incisions. The Company filed a PMA application for TRAUMASEAL with the FDA in December 1996, which application was granted "expedited processing." The Company has entered into a marketing agreement with Ethicon, a subsidiary of Johnson & Johnson, for exclusive worldwide marketing and distribution of TRAUMASEAL. Product launch of TRAUMASEAL is expected in France, Italy and Australia in mid-1997 and in Canada in late 1997, subject to receipt of regulatory approval.

                  OCTYLDENT is a topical sealant currently used in conjunction with Actisite(R), a site-specific drug delivery system manufactured by ALZA Corporation ("ALZA"), to treat adult periodontal disease. OCTYLDENT received 510(k) clearance for use as a cohesive for the temporary fixing of periodontal fibers to teeth or other hard surface abutments from the FDA in 1990 and is marketed with Actisite(R) in the United States by Procter & Gamble/ALZA, Partners for Oral Health Care (the "Procter & Gamble/ALZA Partnership") and outside the United States by ALZA.

                  NEXACRYL is a topical sealant to be used in the repair of corneal ulcers and lacerations. The Company received an FDA approvable letter for NEXACRYL in January 1996. If approved, the Company believes NEXACRYL will be the first cyanoacrylate cohesive product to receive a PMA from the FDA. The Company has entered into a marketing agreement with Chiron Vision Corporation ("Chiron") for exclusive worldwide marketing and distribution of NEXACRYL.

                  NEXABAND is a product line of five topical tissue cohesives currently used in veterinary wound closure and management. NEXABAND products have been marketed by Farnam Companies, Inc. ("Farnam") since 1993.

         Closure is also developing absorbable products for internal applications. The Company has two products in development, a surgical sealant to be used to control post-surgical leakage from coronary artery bypass graft and bowel resection procedures and a surgical tissue cohesive to be used to close internal surgical incisions and traumatic wounds.

These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

TECHNOLOGY OVERVIEW

         Closure's medical tissue cohesive products are based on its proprietary cyanoacrylate technology. Cyanoacrylates are a family of liquid monomers that react under a variety of conditions to form polymer films with strong adhesive properties. Industrial adhesives based on cyanoacrylates were first introduced in 1958 and are widely used in the aerospace and automotive industries, as well as in consumer products such as super glue.

         Medical tissue cohesives have not been widely used because, unlike industrial adhesives, medical tissue cohesives must be shown to be safe for use in humans and approved by regulatory authorities. The major obstacles to achieving regulatory approval have been meeting biocompatibility standards and demonstrating sterility. Using its proprietary cyanoacrylate technology, Closure believes it has demonstrated biocompatibility as defined by ISO Toxicology Testing Standards for the Biological Evaluation of Medical Devices. A key element in the Company's compliance with these standards is its ability to manufacture highly purified base material which allows the Company to satisfy toxicity tests. In addition, Closure's products are synthetic, thereby eliminating the risk of contamination inherent in products such as fibrin glues or collagen-based products, which are derived from human blood or animal tissue. Closure has also developed novel assays to demonstrate sterility, which is required for regulatory approval and enhances the safety profile of its products.

         Closure's technology enables it to develop NONABSORBABLE formulations for topical use and ABSORBABLE formulations for internal use. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then fall off naturally as new skin cells are produced and the wound bed heals. Absorbable formulations can be used to close or seal internal wounds and degrade, in a predictable manner, into biocompatible components that are eliminated from the body naturally. Closure has been able to develop absorbable formulations by controlling biodegradability of cyanoacrylates.

         The key obstacle in developing an absorbable formulation has been that certain byproducts of the degradation process are toxic. In particular, degradation of cyanoacrylates produces formaldehyde, which is toxic at relatively low concentrations in the body. Closure has patented a "scavenger" process that permits degradation without a cytotoxic reaction. In this process, the Company adds agents to its formulations that reduce formaldehyde to biologically acceptable levels.

         The Company's proprietary technology allows it to customize the physical and chemical properties of cyanoacrylates to meet specific market needs. These properties include viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation. For example, TRAUMASEAL has been formulated with the high bond strength of cyanoacrylates, yet has enough flexibility to adhere and adjust as needed to the tension of the skin on different areas of the body. Additional formulations of TRAUMASEAL with higher viscosity and varied setting times may be developed to enhance ease of use in specialized procedures in cosmetic and dermatologic surgery. The Company's products for the treatment of moist areas, such as the eyes, mouth and internal tissue, may be formulated to have faster setting times to control the flow of fluids. The Company's absorbable products may be formulated with controlled biodegradation rates to match the healing rates of various tissues. In addition, the Company's products perform consistently and reproducibly, do not require special preparation or refrigeration and have shelf-lives of 18 to 24 months.

         Closure has also developed delivery technology to deliver TRAUMASEAL and other products to wound sites in order to enhance the utility of its products. The current TRAUMASEAL applicator is a small, pen-like instrument that is easy to use and facilitates the application of the product. This applicator contains a catalyst that controls the polymerization process and allows the cohesive film to be applied in multiple layers, which enhances bond strength. The Company has also developed a spray applicator for equine wound management, which permits fast delivery of the NEXABAND tissue cohesive to a large surface area of the animal. Closure intends to continue investigating and developing delivery technologies as various needs arise.

         The Company is building a strong portfolio of patent and trade secret protection on the basic properties, formulations and medical uses of its proprietary tissue cohesive and delivery technologies. The Company has been issued five U.S. patents relating to the Company's scavenger process for its absorbable formulations. In addition, the Company has four patents directed to other areas of tissue cohesive and delivery technology. The Company has filed five U.S. patent applications covering other aspects of the scavenger process, delivery technology, biodegradation rate control processes, high strength wound closure tissue cohesives and formulation and delivery additives. Counterparts of certain of these patents and patent applications have been filed in other countries. The Company also relies on its trade secrets and technological expertise in order to protect its proprietary technology.

         During the years ended December 31, 1994, 1995 and 1996, the Company spent $546,000, $652,000 and $861,000, respectively, on Company-sponsored research and development activities.

PRODUCTS

         The Company's medical tissue cohesive products are an alternative to the traditional method of closing topical and internal wounds and incisions. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound, may cause leakage or additional scarring at the small puncture sites, may require anesthetics, are time-consuming to apply, and often require return patient visits and physician time to remove the sutures or staples. Medical tissue cohesives may be applied quickly, may not require anesthetics, do not induce trauma to surrounding tissues and do not require return visits to the physician.


PRODUCT                            MARKET              STATUS                              MARKETING PARTNER

NONABSORBABLE

    TRAUMASEAL                     Topical wound        PMA pending (granted               Ethicon
                                   closure              expedited processing)

    OCTYLDENT                      Periodontal          Marketed in U.S. and               Procter & Gamble/ALZA
                                   sealant              European Union countries in        Partnership; ALZA
                                                        conjunction with
                                                        Actisite(R)

    NEXACRYL                       Corneal repair       PMA pending                        Chiron

    NEXABAND (5 products)          Veterinary           Marketed in U.S.                   Farnam

ABSORBABLE

    SURGICAL SEALANT               Coronary             Preclinicals                       None
                                   artery bypass
                                   graft and
                                   bowel
                                   resection

    SURGICAL TISSUE                Internal wound       Preclinicals                       None
       COHESIVES                   closure

    TRAUMASEAL

         The Company's lead product, TRAUMASEAL, is a topical tissue cohesive used to close wounds from skin lacerations and incisions, minimally invasive surgery and plastic surgery. The Company believes, based on market research, that there are approximately 11 million skin lacerations annually in the United States. In addition, there were an estimated 7.6 million minimally invasive surgical procedures in 1995 and approximately 1.4 million plastic surgery procedures in 1994. The Company believes, based on industry sources, that approximately 25 million other surgical procedures are performed annually in the United States. The Company expects that TRAUMASEAL will compete for a portion of these markets as a replacement for, or in conjunction with, sutures or staples. TRAUMASEAL is intended to be used topically for wound closure where a 5.0 or smaller diameter suture would normally be used and is not intended for use on the hands, feet or across joints. TRAUMASEAL can also be used topically for lacerations or incisions requiring subcutaneous sutures or staples. Although the purchase cost of TRAUMASEAL will be greater than sutures or staples, the Company believes that the use of TRAUMASEAL will result in lower overall procedure costs because of reduced treatment time, elimination of the need for anesthetics, simplification of post-closure wound care and elimination of suture or staple removal.

         The Company submitted a PMA application for TRAUMASEAL in December 1996. Based on the FDA's initial review, this application was determined to be suitable for filing and was granted "expedited processing." The Company completed controlled, randomized clinical trials of TRAUMASEAL at ten sites throughout the United States with an enrollment of 818 patients. The clinical trials were conducted by a clinical research organization and compared wound closure utilizing TRAUMASEAL with wound closure utilizing sutures or staples. The clinical trials demonstrated TRAUMASEAL to be at least equivalent to nonabsorbable 5.0 or smaller diameter sutures, staples or adhesive strips/tapes in wound closure, wound healing, cosmetic outcome and infection rate and also demonstrated that the use of TRAUMASEAL substantially reduced procedure time. In February 1997, the Company submitted a CAP to the FDA for use of a color additive in TRAUMASEAL.

         Product launch of TRAUMASEAL is expected in France, Italy and Australia in mid-1997 and in Canada in late 1997, subject to regulatory approval. A controlled, randomized 300-patient clinical study of TRAUMASEAL conducted in Canada in late 1995 and early 1996 similarly demonstrated TRAUMASEAL to be at least equivalent to nonabsorbable 5.0 or smaller diameter sutures. There were no reports of unanticipated adverse effects.

         In March 1996, the Company entered into an agreement with Ethicon, a subsidiary of Johnson & Johnson and a world leader in wound closure products, to market and distribute TRAUMASEAL.

    OCTYLDENT

         OCTYLDENT, the Company's first human product introduction, is a topical sealant used in conjunction with site-specific sustained release antibacterial drug therapy to treat adult periodontal disease. The American Dental Association estimated that approximately 14 million scaling and planing procedures were performed in 1990 (the most recent year for which data are available) in the United States to help prevent the progression of periodontal disease. OCTYLDENT is currently used to seal the pocket of a diseased gum where Actisite(R), a therapeutic drug delivery system manufactured by ALZA, has been inserted, thereby allowing the system to remain in place over a ten-day period.

         OCTYLDENT received FDA marketing clearance in August 1990, and the FDA issued approval to market Actisite(R) in March 1994. The Company entered into supply agreements in 1991 and 1993 with the Procter & Gamble/ALZA Partnership and ALZA to market OCTYLDENT with Actisite(R) in the United States and outside the United States, respectively. The U.S. product launch of OCTYLDENT, sold in combination with Actisite(R), commenced in July 1994. The Actisite(R)/OCTYLDENT product is marketed in several European countries, where the first launch occurred in May 1993, and ALZA is pursuing registration and distribution arrangements for Actisite(R) in a number of other European markets. The Company received authorization to display the CE mark for OCTYLDENT in the European Union in August 1995, which allows OCTYLDENT to be marketed throughout the European Union.

         The Company entered into an agreement in March 1994 with On-Site Therapeutics, Inc. ("On-Site") pursuant to which On-Site provides exclusive services to identify potential purchasers of OCTYLDENT for use in conjunction with site-specific sustained release antibacterial drug therapy for adult periodontal disease. Under the agreement, On-Site receives royalties on sales of OCTYLDENT.

    NEXACRYL

         NEXACRYL is a topical sealant to be used in the repair of corneal ulcers and lacerations. NEXACRYL received orphan device status to treat a condition known as "melting cornea" for which no FDA-approved product is presently available. NEXACRYL is applied directly to the cornea to seal fluids and allow the corneal tissue to heal.

         A clinical study of NEXACRYL has been completed in which 262 patients were treated at 23 clinical study sites with no reports of leakage or infections attributable to NEXACRYL. Based on this study, the Company filed a PMA application with the FDA and received an approvable letter from the FDA in January 1996 for the product. A PMA is anticipated following sterilization validation studies, FDA inspection of the manufacturing site and FDA labeling review. If approved, the Company believes NEXACRYL will be the first cyanoacrylate cohesive to obtain a PMA from the FDA.

         The Company intends to develop an additional formulation of NEXACRYL for use in cataract and other related corneal procedures. There are approximately two million cataract procedures performed in the United States each year. If NEXACRYL receives marketing approval from the FDA, the Company intends to broaden the indication for NEXACRYL to cover such procedures. The Company believes this can be accomplished by submitting a PMA Supplement to the FDA, which may include clinical data to be generated from a limited clinical study. There can be no assurance that a limited clinical study will be acceptable to the FDA or that the Company will be able to obtain FDA approval of a PMA Supplement for this or any additional indication.

         The Company's marketing partner for NEXACRYL is Chiron.

    NEXABAND VETERINARY PRODUCTS

         The Company has five topical tissue cohesive products sold under the NEXABAND trade name used in veterinary wound closure and management procedures. There were an estimated 11 million surgical procedures performed on animals in the United States in 1990 and for which the Company believes NEXABAND products could have been used. The Company estimates that NEXABAND products were used in approximately 1.3 million veterinary procedures in the United States in 1996.

         NEXABAND products seal the wound and provide a flexible, waterproof barrier against dirt, fluids and contaminants. The tissue cohesive falls off as the wound is healed. The products are differentiated by type of applicator, setting time, viscosity and packaging. NEXABAND S/C is used for the topical closure of lacerations and spay and neuter incisions. NEXABAND QUICKSEAL is used as a sealant for minor grooming cuts. NEXABAND PUMP SPRAY is used as a sealant for large surface area wounds, particularly equine abrasion wounds. NEXABAND LIQUID is used for wound closure in cat declawing procedures. NEXABAND OPHTHALMIC is used as a hemostatic agent and for the protection of damaged corneas. The NEXABAND products are distributed through Farnam, a leader in large animal over-the-counter products and small and large animal ethical product markets.

PRODUCTS IN DEVELOPMENT

         The Company has several absorbable products under development which will require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "-- Government Regulations."

    SURGICAL SEALANT

         The Company is developing an absorbable surgical sealant to be used to control post-surgical leakage at suture closure sites, a problem that is not effectively addressed by current medical technology. Closure's surgical sealant is being developed initially for use in coronary artery bypass graft and bowel resection surgery, of which approximately 1.2 million procedures were performed in the United States in 1992. The Company believes its absorbable formulations could also serve as effective sealants for repairing bladder or spleen defects, diffusing bleeding from the liver, sealing air leakage from lung defects, repairing skin graft sites and managing chronic skin ulcers.

         The Company is conducting preliminary animal studies to test the feasibility of using absorbable tissue cohesive sealants to prevent leakage during coronary artery bypass graft procedures.

         A number of major medical firms are seeking to develop blood-based fibrin products to prevent leakage at suture closure sites. The Company believes that its surgical sealant has advantages over such products in that it will be significantly easier to manufacture, control and manipulate than human blood, which must be harvested, processed and screened for contaminants, and eliminates the risk of contamination inherent in blood-derived products. In addition, several companies are seeking to develop collagen-based products, which are derived from animal tissue, to act as an internal sealant for human tissue. The Company believes that its surgical sealants have similar advantages over collagen- based products and that such products will pose many of the same contamination risks described above. In addition, the Company believes that its cyanoacrylate-based tissue cohesives have greater bond strength than either fibrin-based or collagen-based products.

    SURGICAL TISSUE COHESIVE

         The Company is developing an absorbable surgical tissue cohesive for the closure of internal surgical incisions and traumatic wounds. There were approximately 50 million surgical procedures performed globally in 1995, with an estimated growth rate of 2% to 3% annually. The Company believes that its absorbable tissue cohesive for surgical closure of soft tissue would be fast, safe and easy to use, and would provide advantages over sutures and staples such as cost effectiveness, enhanced wound sealing and closing, maintenance of the healing environment, reduced trauma, pain and patient discomfort and superior tissue adherence. In addition, the Company believes that its absorbable surgical tissue cohesive would be well-suited for internal closure in laparoscopic procedures.

         The Company has initiated preliminary animal studies to test the feasibility of absorbable formulations to close internal wounds, including soft tissue wounds.

    ADDITIONAL PRODUCT OPPORTUNITIES

         The Company believes that there are other potential medical applications for its proprietary cyanoacrylate technology. The Company has not yet developed any programs or committed any funds for research and development of these potential applications. Moreover, any potential products will be subject to extensive and rigorous regulatory review. There can be no assurance that any funds will be available for research programs for such potential products or that any potential products will be successfully developed, be proven to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

         The Company believes that many consumers of over-the-counter ("OTC") wound closure products would prefer the sealing and wound protection characteristics of a cohesive as compared to the wound covering capabilities of a topical bandage. The Company believes that incorporating its topical wound closure product, TRAUMASEAL, into an OTC product could provide a fundamental differentiating characteristic and marketing advantage over products currently offered in the OTC market. FDA approval of a PMA Supplement would be required prior to marketing TRAUMASEAL for OTC use.

         The Company also believes that its cohesive technology could be used as a site-specific drug delivery system to deliver growth factors to stimulate tissue regeneration, various hormones or pharmaceuticals to promote healing, antibiotics or antivirals to inhibit infection or chemotherapeutic agents to slow or stop tumor growth. Based on preliminary analyses, the Company believes that encapsulations, matrix vehicles, liquids and other formed products may be developed from its cohesive material.

         In addition, the Company believes its technology could be useful for certain orthopedic repair procedures.

MARKETING PARTNERS

         An important element of the Company's strategy for its nonabsorbable products is to enter into marketing agreements to enable it to take advantage of the wide range of opportunities created by its technology. To exploit these opportunities, the Company has entered into the agreements described below for the supply and distribution of certain products. The Company is dependent on its marketing partners to market and distribute its products. Although the Company believes that its marketing partners have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Dependence on Marketing Partners."

    ETHICON, INC.

         In March 1996, the Company entered into a renewable, eight-year supply and distribution agreement with Ethicon, a subsidiary of Johnson & Johnson, which provides Ethicon with exclusive worldwide rights to market, distribute and sell TRAUMASEAL, the Company's nonabsorbable wound closure tissue cohesive. The agreement provides for certain up-front and milestone payments to the Company, provides for the reimbursement of certain expenses associated with clinical trials, requires Ethicon to make minimum purchases that escalate annually after receipt of FDA or European Community approval and requires Ethicon to pay royalties based upon net sales.

         Ethicon may renew the agreement for additional one-year periods. The agreement is terminable upon specified events, including (i) material breach by either party, (ii) insolvency of either party and (iii) failure to obtain regulatory approval for TRAUMASEAL in the United States within two years from the date of submission of the Company's 510(k) notification or PMA. The Company completed human clinical trials of TRAUMASEAL in late 1996 and submitted a PMA application in December 1996. The Office of Device Evaluations of the FDA subsequently notified the Company that the PMA was granted "expedited processing" by the FDA. Upon certain events of default, including failure to provide an adequate supply of product, Ethicon may terminate its arrangement to purchase TRAUMASEAL from the Company, and Ethicon may itself then manufacture TRAUMASEAL and only pay the Company royalties based on sales. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Dependence on Marketing Partners," "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Limited Manufacturing Experience" and "-- Manufacturing."

    PROCTER & GAMBLE/ALZA, PARTNERS FOR ORAL HEALTH CARE AND ALZA CORPORATION

         The Company entered into a supply agreement with the Procter & Gamble/ALZA Partnership in March 1991, which was subsequently amended in April 1992. The agreement grants the Procter & Gamble/ALZA Partnership the non-exclusive worldwide rights to market and distribute OCTYLDENT with Actisite(R), a product manufactured by ALZA. The first shipment under this agreement was in May 1994. In March 1993, the Company entered into a supply agreement with ALZA, which grants ALZA non-exclusive rights to market OCTYLDENT worldwide, except in the United States, Canada, Mexico and Venezuela, where the Procter & Gamble/ALZA Partnership has marketing rights. The first shipment under this agreement was in May 1993. The agreements guarantee the Company minimum purchases annually and provide for specified prices per unit for OCTYLDENT, which may be increased annually subject to certain limitations.

         The agreements each have a term of three years from the first shipment date, with automatic renewal for additional one-year periods, and each agreement is terminable upon specified events, including (i) material breach by either party, (ii) the publication of a scientific study, undertaken or reported by a nationally recognized health research agency or government body, that links any component of OCTYLDENT to any health or safety hazard and (iii) any revocation or suspension of the Company's 510(k) clearance for OCTYLDENT.

    CHIRON VISION CORPORATION

         The Company entered into a supply and distribution agreement with Chiron effective July 1992, and amended in April 1995, which provides Chiron with the exclusive rights to market, sell and distribute certain human ophthalmic products on a worldwide basis. The agreement provides Chiron with an option to expand its coverage to include new products. The Company received a payment upon the execution of the agreement, and will receive a milestone payment upon FDA marketing approval of its first ophthalmic product, NEXACRYL. The agreement guarantees the Company minimum purchases that escalate annually. Pursuant to the agreement, pricing may be adjusted annually to reflect increases in the U.S. Department of Labor Producer's Price Index. The agreement has a term of 10 years from the effective date of U.S. regulatory approval of the last-approved product. The agreement is terminable upon specified events, including (i) material breach by either party, (ii) Chiron's providing 30 days' notice as to any product for which FDA clearance or approval is then pending, or
(iii) Chiron's providing 180 days' notice for products for which FDA clearance or approval is obtained. In certain circumstances, Chiron may terminate its arrangement to purchase products from the Company, and may itself then manufacture such products and only pay the Company royalties based on sales.

    FARNAM COMPANIES, INC.

         In December 1992, the Company entered into a renewable, seven-year development and distribution agreement with Farnam. The Company granted Farnam the exclusive rights to market, sell and distribute its NEXABAND line of veterinary products to the ethical veterinary market in North America. In addition to the existing nonabsorbable NEXABAND products covered by this agreement, Farnam has exclusive rights in North America to any absorbable veterinary cohesive products developed by the Company. Prices and minimum sales volumes for new products will be negotiated upon product development completion. Pursuant to the agreement, the Company received a nonrefundable research, testing and development fee. The agreement also provides for minimum purchases, which increase annually, and allows the Company to adjust prices annually, but not in excess of increases in the U.S. Department of Labor Wholesale Price Index. The agreement is terminable upon specified events, including material breach by either party. The agreement will automatically renew for successive one-year periods contingent on Farnam meeting required levels of purchases.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has nine U.S. patents with expiration dates ranging from 2004 to 2013 and has filed applications for five additional U.S. patents, as well as certain patent applications outside the United States, relating to the Company's technology. Five of the issued U.S. patents relate to the Company's scavenger process for its absorbable formulations and pending U.S. patent applications relate to other aspects of the scavenger process. In addition, the Company has four patents directed to other areas of tissue cohesive and delivery technology. Other U.S. patent applications relate to the Company's delivery technology, biodegradation rate control processes, high strength wound closure tissue cohesives and formulation and delivery additives.

         There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's results of operations and financial condition.

         The commercial success of the Company also will depend, in part, on its ability to avoid infringing patents issued to others. If the Company were determined to be infringing any third party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license for any technology that it may require to commercialize its products could have a material adverse impact on the Company's results of operations and financial condition.

         Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company that claim technology also claimed by the Company prepare and file patent applications in the United States, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs to and diversion of effort by the Company, even if the eventual outcome is favorable to the Company. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming. Litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's results of operations and financial condition.

         In addition to patent protection, the Company relies on unpatented trade secrets and proprietary technological expertise. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to the Company's trade secrets and proprietary technological expertise or disclose such trade secrets, or that the Company can ultimately protect its rights to such unpatented trade secrets and proprietary technological expertise. The Company relies, in part, on confidentiality agreements with its marketing partners, employees, advisors, vendors and consultants to protect its trade secrets and proprietary technological expertise. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's results of operations and financial condition.

GOVERNMENT REGULATIONS

         The Company's products and operations are subject to substantial government regulation in the United States and foreign countries.

    FDA REGULATION

         Most medical devices, including the Company's medical tissue cohesives for humans, are subject to stringent government regulation in the United States by the FDA under the FDC Act, and, in many instances, by foreign and state governments. The FDA regulates the clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and premarket approval requirements and GMPs. Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting. The regulatory process is lengthy, expensive and uncertain. Securing FDA approvals and clearances may require the submission of extensive clinical data and supporting information to the FDA. Failure to comply with applicable requirements can result in Warning Letters, application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusal to approve or clear new applications or notifications and criminal prosecution. See "-- Factors

Affecting the Company's Business, Operating Results and Financial Condition -- FDA and Other Government Regulation."

         Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance and patient registries). Generally, Class III devices must receive premarket approval from the FDA (e.g., certain life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to certain legally marketed devices). OCTYLDENT is a Class II medical device and TRAUMASEAL and NEXACRYL are Class III medical devices.

         Before any new medical device may be introduced to the market, the manufacturer generally must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier PMA process. If a color additive is used to color the medical device, the manufacturer may be required to submit a CAP and obtain FDA approval for use of the color additive in production of the device. A 510(k) premarket notification will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA may request extensive data, including clinical studies of the device's safety and effectiveness, before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, although it may take longer. A PMA application must be filed if a product is found to be not substantially equivalent to a legally marketed Class I or II device or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Similarly, a CAP must be supported with extensive data and information demonstrating the safety of the color additive under the conditions of intended use in the device. Before initiating human clinical trials, the manufacturer often must first obtain an Investigational Device Exemption ("IDE") for the proposed medical device. Toward the end of the PMA review process, after issuing a preliminary approvable letter, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMPs. Additionally, the FDA requires sterility validation and that final labeling be reviewed by the FDA prior to granting a PMA. Approval of a PMA or a CAP could take two or more years from the date of submission of the application or petition. The PMA and CAP processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

         Modifications or enhancements to products that are either cleared through the 510(k) process or approved through the PMA process that could affect safety or effectiveness or effect a major change in the intended use of the device may require further FDA review through new 510(k) or PMA submissions. Additionally, certain modifications of the Company's manufacturing facilities and processes, such as those made in preparation for commercial-scale production of its products, will subject the Company to further FDA inspections and review prior to final approval of such products for commercial sale.

         Medical devices also are subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

         The Company's current human medical devices are at different stages of FDA review. OCTYLDENT, the Company's product sold to the Proctor & Gamble/ALZA Partnership and ALZA for use as a cohesive in conjunction with Actisite(R), received 510(k) clearance in 1990, and is subject to GMP, postmarket reporting and other FDA requirements. NEXACRYL, the Company's ophthalmic product, has received an approvable letter from the FDA and is pending FDA review of sterilization validation studies, FDA inspection of the manufacturing site and FDA labeling review before the product can receive final FDA approval for commercialization. Clinical trials for TRAUMASEAL were completed in late 1996. The

Company submitted to the FDA a PMA application in December 1996, which was granted "expedited processing," and a CAP in February 1997. The Company expects that it will need to make significant modifications to its manufacturing facilities and processes in order to manufacture TRAUMASEAL on a commercial scale, which will subject the Company to an additional FDA inspection of its manufacturing facility prior to final approval for commercial sales of this product.

         There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA and CAP approvals to market its products in the United States for their intended use on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's results of operations and financial condition. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Limited Manufacturing Experience" and "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- FDA and Other Government Regulation."

    FOREIGN REGULATORY MATTERS

         In order for the Company to market its products in Europe, Canada and certain other foreign jurisdictions, the Company must obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. The time required to obtain approval or clearance for sale of the Company's products in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval or clearance. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products in foreign countries, failure to receive such approvals or the future loss of previously received approvals could have a material adverse effect on the Company's results of operations and financial condition.

         Previously, the FDC Act provided that the FDA must grant authorization to export an unapproved device. In April 1996, the FDC Act was amended to allow a non-FDA approved medical device to be exported to any country, provided that the device (i) complies with the laws of that country and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and countries in the European Union and the European Economic Area. Export of unapproved devices that do not have marketing approval or clearance in a listed country will continue to require FDA export authorization.

         Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive ("MDD"). Compliance with the MDD entitles a device to make use of the CE mark and allows the device to be marketed, put into service and circulated freely within the European Union. The Company received authorization to display the CE mark for OCTYLDENT in the European Union in August 1995. The Company plans to pursue the right to affix the CE mark on TRAUMASEAL, as well as on future human products that the Company may develop. There can be no assurance that the Company will be successful in obtaining the right to affix the CE mark on any additional medical devices. Failure to obtain the right to affix the CE mark on its medical devices could have a material adverse effect on the Company's results of operations and financial condition. See "-- Factors Affecting the Company's Business, Operating Results and Financial Condition -- FDA and Other Government Regulation."

    ENVIRONMENTAL REGULATIONS

         The Company's activities involve the controlled use of hazardous materials and chemicals. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such material and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by such laws and regulations, risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and such liability could have a material adverse effect on the Company's results of operations and financial condition and potentially could exceed the resources of the Company. Environmental protection has been an area of substantial concern in recent years, and regulation of activities involving the use and disposal of potentially hazardous materials has increased. There can be no assurance that such regulation will not increase in the future or that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

SALES AND MARKETING

         Currently, the Company's nonabsorbable cohesive products are marketed and sold by its marketing partners. The Company has entered into marketing agreements with Ethicon for worldwide distribution of TRAUMASEAL, the topical tissue cohesive that seals wounds from skin lacerations and incisions, plastic surgery and skin puncture sites from minimally invasive surgery such as laparoscopy; with the Procter & Gamble/ALZA Partnership and ALZA for worldwide distribution of OCTYLDENT, the topical sealant which is sold in conjunction with Actisite(R), a site-specific sustained release product for adult periodontal disease; with Chiron for worldwide distribution of NEXACRYL, the topical sealant for use in repair of corneal ulcers and abrasions; and with Farnam for distribution in North America of NEXABAND, the Company's veterinary line of products.

         The Company's future products, which will primarily be absorbable formulations, will be sold through a direct sales force or additional marketing partners in the United States and through other distributors outside the United States. The Company intends to develop its own internal sales capacity as its absorbable surgical sealant and surgical tissue cohesive progress toward commercialization.

MANUFACTURING

         The Company has devoted considerable resources to the development of manufacturing processes and technologies capable of providing its products with clinical efficacy, ease of use and suitable shelf life. The Company has developed a manufacturing process designed to produce a highly purified base material which is not achievable by other existing methodologies. The Company relies heavily on internal trade secrets and technological expertise and expects to keep aspects of its manufacturing process in-house and, where applicable, seek patent protection for specific manufacturing applications.

         The Company currently manufactures all of its products in a 15,000 square foot facility located adjacent to its corporate offices in Raleigh, North Carolina. This facility integrates production, bottling, labeling and packaging capabilities for products currently being marketed. The Company recently entered into a new lease for up to 50,000 square foot facility in Raleigh for, among other things, the expansion of manufacturing capacity. Upon completion of this facility in the second half of 1997, the Company will relocate its manufacturing and other operations. See "Properties."

         As production requirements increase with the receipt of additional product approvals and clearances and the initiation of new clinical trials, additional personnel, equipment and space will be necessary in virtually all phases of the production process. The Company is formulating plans for a significant expansion of its manufacturing capabilities in conjunction with the anticipated future launch of TRAUMASEAL in France, Italy, Australia and Canada and, eventually, the remainder of Europe and the United States, as well as for the manufacture of additional products which may be commercialized in the future by the Company. Such expansion and scale-up is expected to occur over the next two years. The Company expects to invest resources in chemical manufacturing equipment and packaging machinery. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve large-scale manufacturing capabilities or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to expand sufficiently its manufacturing capacity to meet Ethicon's requirements for TRAUMASEAL as set forth under their agreement, Ethicon may itself then manufacture TRAUMASEAL and only pay the Company royalties based on sales. See "-- Marketing Partners."

         The Company presently purchases cyanoacetate, the primary raw material used in the manufacture of the Company's medical cohesives, from one source. The Company has the capability of manufacturing cyanoacetate if necessary, and cyanoacetate may be available from a second supplier. The Company would be required to qualify the quality assurance systems of an additional supplier prior to its use as a source of supply. The other raw materials used in manufacturing and packaging the Company's products are readily available from multiple sources, as are its process equipment and controls.

         The Company presently hires filling and packaging employees on a temporary basis, and the Company expects that a significant portion of the Company's future packaging requirements will be completed by outside providers.

COMPETITION AND TECHNOLOGICAL CHANGE

         The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, the Company's products will compete with the suture products of Ethicon, the world leader in the wound closure market, and American Home Products Corporation. The Company also believes its products will compete with the staple products of United States Surgical Corporation and Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson. In addition, there are two other cyanoacrylate-based topical adhesives with which the Company's products may compete, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Loctite Corporation has recently test marketed a similar adhesive in the United Kingdom. In the surgical sealants market, the Company's products may compete with the fibrin-based sealants of Immuno AG and Behringwerke AG, and most likely with fibrin-based sealants being developed by Baxter Healthcare Corporation and Bristol-Myers Squibb Company. The Company's surgical sealants also may compete with collagen-based hemostatic products of, among others, Collagen Corporation, Fusion Medical Technologies, Inc. and MedChem Products Inc., a division of C.R. Bard Inc. In addition, the Company's surgical sealants may compete with synthetic products being developed by such biotechnology companies as Protein Polymer Technologies, Inc. and Focal, Inc. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products.

         There can be no assurance that the Company's competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive in these fields. These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or foreign countries or product commercialization earlier than the Company, any of which could materially adversely affect the Company. Furthermore, if the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Finally, under the terms of the Company's marketing agreements, the Company's marketing partners may pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that will compete with the Company's products.

SCIENTIFIC ADVISORS

         The Company has established a team of scientific advisors (the "Scientific Advisors") who provide consulting services to the Company. The Scientific Advisors consist of independent professionals who meet on an individual basis with management when so requested. The Scientific Advisors have recognized expertise in relevant sciences or clinical medicine and advise the Company about present and long-term scientific planning, research and development.

         There is no fixed term of service for the Scientific Advisors. Current members may resign or be removed at any time, and additional members may be appointed. Members do not serve on an exclusive basis with the Company, are not under contract (other than with respect to confidentiality obligations) and are not obligated to present corporate opportunities to the Company. To management's knowledge, none of the members is working on the development of competitive products. Inventions or products developed by a Scientific Advisor who is not otherwise affiliated with the Company will not become the Company's property, but will remain the Scientific Advisor's property.

EMPLOYEES

         As of March 21, 1997, the Company had 40 full-time employees, of whom 31 were dedicated to research, development, manufacturing, quality control and regulatory affairs and nine were dedicated to administrative activities. Five members of the Company's research and development staff have doctoral or advanced degrees. The Company intends to recruit additional personnel in connection with the research, development and manufacturing of its products. None of the Company's employees is represented by a union, and the Company believes relationships with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The table below sets forth the names, ages and titles of the persons who are the executive officers of the Company as of March 21, 1997.


NAME                    AGE        POSITION

Robert V. Toni           56        President and Chief Executive Officer
J. Blount Swain          40        Vice President of Finance and Chief Financial Officer
Jeffrey G. Clark         43        Vice President of Research and Development
Joe B. Barefoot          46        Vice President of Regulatory Affairs and Quality Assurance


         ROBERT V. TONI has served as President and Chief Executive Officer of the Company since June 1994 and as a director of the Company since February 1996. From 1989 to 1994, Mr. Toni was General Manager and Vice President of Sales and Marketing for IOLAB Corporation, a Johnson & Johnson company that marketed and manufactured surgical devices, equipment and pharmaceuticals for the ophthalmic market. From 1987 to 1989, he served as President of Cooper Vision-CILCO, and also served as its Executive Vice President of Operations and Chief Financial Officer from 1984 to 1987. Mr. Toni holds a B.S. degree in Finance from Iona College.

         J. BLOUNT SWAIN has served as Vice President of Finance and Chief Financial Officer of the Company since September 1992. From 1983 until 1992, Mr. Swain was Chief Financial Officer and Treasurer of The Record Bar, Inc., a national music retailing entity. Prior to 1983, Mr. Swain served as a Senior Accountant with Price Waterhouse in Raleigh, North Carolina. Mr. Swain holds a B.S. degree from the University of North Carolina at Chapel Hill and is a certified public accountant.

         JEFFREY G. CLARK has served as Vice President of Research and Development of the Company since 1990. Prior to that time, Mr. Clark spent seven years at Sharpoint, Inc. and its successor where he developed bioabsorbable and polypropylene suture technology. From 1977 to 1983, Mr. Clark worked at Extracorporeal Inc., a division of Johnson & Johnson. Mr. Clark holds a M.S. degree in Organic Chemistry from Drexel University.

         JOE B. BAREFOOT has served as Vice President of Regulatory Affairs and Quality Assurance of the Company since 1990. From 1986 to 1990, Mr. Barefoot managed the quality assurance program and regulatory submissions for Sharpoint, Inc. and its successor. From 1982 to 1986, he was a member of the quality assurance staff at C.R. Bard Inc. Prior to that time, he was a member of the quality assurance staff at Becton, Dickinson & Co. Mr. Barefoot holds a B.S. degree in Microbiology from Emporia State University.

ITEM 2.           PROPERTIES.

         The Company leases and occupies approximately 15,000 square feet of office, laboratory and manufacturing space in Raleigh, North Carolina. This facility integrates production, bottling, labeling and packaging capabilities for products currently being marketed. In addition, the Company leases a 5,800 square foot facility that serves as the Company's research and development laboratory. These facilities are leased through August 1998 and September 1997, respectively.

         On February 14, 1997, the Company entered into a new ten-year lease for approximately 50,000 square feet of office, laboratory and manufacturing space for, among other things, the expansion of manufacturing capacity. Upon completion, all of the Company's operations will be relocated to and maintained at this location. The term of this lease will begin upon the Company's occupancy of the facility, estimated to be September 1997.


ITEM 3.           LEGAL PROCEEDINGS.

         In March 1997, the Company was served with a complaint filed in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts alleging personal injury as a result of negligence by the Company in the design, testing and distribution of AVACRYL, an n-butyl cyanoacrylate used in a medical procedure in 1993 as part of a clinical trial conducted by the Company pursuant to an IDE. The Company's insurer has assumed the defense of this lawsuit. The Company has not yet answered the complaint, and discovery in the case has not yet commenced. Accordingly, the Company is not yet able to assess its potential exposure in this case. However, based on the limited information available to it, the Company intends to vigorously defend the lawsuit and management believes the outcome of this case will not have a material adverse effect on the Company.

         The Company is currently not a party to any other legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CLSR." Prior to the change of the Company's name on January 13, 1997, the Common Stock was traded under the symbol "TPMC." The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock, as reported on the Nasdaq National Market, commencing with the Company's initial public offering on September 25, 1996. Prior to that date, there was no public market for the Common Stock.

                                                         HIGH          LOW
1996
    Third Quarter (from September 25, 1996)........... $  8.13     $  8.00
    Fourth Quarter....................................   17.75        5.75

         As of March 21, 1997, there were approximately 125 holders of record of the Company's Common Stock. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.           SELECTED FINANCIAL DATA.

         The selected financial data set forth below for each year in the five year period ended December 31, 1996 have been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The balance sheets as of December 31, 1995 and 1996 and the related statements of operations and of cash flows for the years ended December 31, 1994, 1995 and 1996 and notes thereto appear elsewhere in this Report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, and the other financial information included elsewhere in this Report.

                                                                       Year ended December 31,
                                                        1992        1993         1994        1995         1996
                                                       --------    -------      ------      ------       ------
                                                                 (In thousands, except per share data)
Statement of Operations Data:
Product sales........................................   $    648     $  1,048     $ 1,478     $ 1,380  $      496
License and product development revenues.............        230          162          25         --        3.500
                                                       ----------   ---------     -------     -------   ---------
     Total revenues..................................        878        1,210       1,503       1,380       3,996
Cost of products sold................................        386          366         528         531         460
                                                       ----------   ---------     -------     -------    --------
Gross profit and license and product development revenues    492          844         975         849       3,536
Research, development and regulatory affairs expenses        895          863       1,231       1,637       3,167
Selling and administrative expenses..................        912        1,037       1,366       1,589       2,879
Charges related to Partnership capital changes(1)....         --           --          --       3,500      14,210
Payments to CRX Medical, Inc. and Caratec, L.L.C.....        150          150         150         250         293
                                                       ----------   ---------     -------     -------    --------
     Total operating expenses........................      1,957        2,050       2,747       6,976      20,549
                                                        ---------   ---------     -------     -------    --------
Loss from operations.................................     (1,465)      (1,206)     (1,772)     (6,127)    (17,013)
Interest expense to Sharpoint Development Corporation       (235)        (342)       (445)       (847)       (138)
Investment and interest income.......................          1           --           2           2         337
                                                      -----------  ----------------------------------- ----------
Net loss.............................................    $(1,699)     $(1,548)    $(2,215)    $(6,972)   $(16,814)
                                                         =======      =======     =======     =======    ========

Pro forma net loss per common share(2)...............                                       $    (.69) $    (1.59)
                                                                                            =========  ==========

Shares used in computation of pro forma net loss per
   common share(2)...................................                                          10,150      10,545
                                                                                             =========  =========

                                                                          As of December 31,
                                                             1992         1993         1994        1995        1996
                                                            -------      ------       ------      ------      ------
                                                                          (In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments       $     26     $    11    $     30      $   20      $17,651
Working capital (deficit)...........................           (181)       (392)        (10)       (395)      15,175
Total assets.........................................           750         764         784         908       19,512
Long-term debt and capital lease obligations, less
   current portion...................................         3,942       5,232       7,851      10,088           14
Total partners' capital (deficit) and stockholders' equity   (3,615)     (5,163)     (7,378)    (10,850)      16,455


(1) Includes for 1995 a one-time non-cash charge of $3,500,000 which represented the estimated fair value of the limited partnership interests of certain employee limited partners admitted to the Partnership on December 31, 1995. In connection with the Exchange on September 25, 1996, Caratec, L.L.C. exchanged its right to receive various payments from the Partnership and its limited partnership interest for 1,776,250 shares of Common Stock. This transaction resulted in a non-cash expense for 1996 of $14,210,000 which equaled the difference between the value of the Common Stock issued to Caratec, L.L.C. and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 1 to Notes to Financial Statements.
(2) See Note 2 to Notes to Financial Statements for a discussion of the basis for reported pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's financial statements, including the notes thereto, included elsewhere in this Report.

OVERVIEW

         Since its inception in May 1990, the Company has been developing, commercializing and manufacturing medical tissue cohesive products for use in wound closure on humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses has consisted of research and development and clinical trial expenses. Through the closing of the Company's initial public offering of Common Stock on September 30, 1996, the Company funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of the Company's OCTYLDENT and NEXABAND products and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000.

         The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $16,814,000 for the year ended December 31, 1996, or $2,604,000 excluding a one-time non-cash charge of $14,210,000. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development expenses to increase in order to develop new products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to continue to incur a loss in 1997 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing TRAUMASEAL, including the receipt of all regulatory clearances and approvals, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

         In connection with the Exchange on September 25, 1996, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock. As of March 29, 1996, the long-term debt of the Partnership held by Sharpoint, including accrued interest, was contributed to the Partnership as $11,483,000 of partners' capital. During the period from May 1990 through the consummation of the Exchange on September 25, 1996, CRX Medical, Inc. ("CRX") and its successor, Caratec, L.L.C. ("Caratec"), as limited partners of the Partnership, received payments of approximately $993,000 based on net revenues pursuant to the partnership agreement. These payment obligations ceased upon the consummation of the Exchange. As part of the Exchange, Caratec exchanged its right to receive payments based on net revenues and its right to receive, as a limited partner in the Partnership, a percentage of the proceeds of a sale of all or substantially all of the assets of the Partnership for 1,776,250 shares of Common Stock. This transaction resulted in a one-time non-cash charge of $14,210,000 which equaled the difference between the value of the Common Stock issued to Caratec and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital.

         Historically, there was no provision for federal or state income taxes in the financial statements of the Company's predecessor, Tri-Point Medical L.P., because income or loss generated by the Partnership was included by the partners in their personal income tax returns. Since the Company's incorporation on February 20, 1996, the Company has been subject to federal and state corporate income taxes.

         The Company was formed on February 20, 1996 and substantially all of the assets of the Partnership were transferred to the Company as of March 1, 1996. The net operating losses to March 1, 1996 will not be available to the

Company to offset any future taxable income for federal income tax purposes because it was a partnership for that period.

         The Company incurred compensation expense of $500,000 for the year ended December 31, 1996 in connection with options for Common Stock granted to employees, consultants and directors because such options had a weighted average exercise price of $2.73 per share below the fair market value of the Common Stock. Such expense will be approximately $300,000 per year in the next three years and $120,000 in the subsequent year as the options vest. Such expense could increase during a given year if the vesting of options were to accelerate upon the occurrence of certain events.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Total revenues for 1996 increased 189% to $3,996,000 from $1,380,000 for 1995. This increase was primarily the result of the receipt of $3,500,000 in license and product development revenues under the supply and distribution agreement for TRAUMASEAL entered into with Ethicon in March 1996. This increase was partially offset by a decrease in product sales from $1,380,000 for 1995 to $496,000 for 1996. This decrease was attributable to decreased sales volume of OCTYLDENT as a result of the inventory build-up by the Company's marketing partner during 1995. The Company is unable to predict future prospects for this product with the current marketing partner.

         Cost of products sold decreased 13% to $460,000 for 1996 as compared to $531,000 for 1995. This decrease was primarily a result of decreased sales volume of OCTYLDENT, as discussed above. Cost of products sold as a percentage of product sales increased to 93% for 1996 from 38% for 1995. This increase was primarily a result of the decreased sales volume of OCTYLDENT, resulting in the fixed portion of production costs being allocated over a lower volume of units produced.

         Operating expenses for 1996 increased 195% to $20,549,000 from $6,976,000 for 1995. Included in operating expenses for 1996 was a one-time non-cash charge of $14,210,000 related to the exchange by Caratec, a former limited partner of the Company's predecessor, Tri-Point Medical L.P., of its right to receive various payments from the Partnership and its limited partnership interest for Common Stock of the Company. Included in operating expenses for 1995 was a one-time non-cash charge of $3,500,000 representing the estimated fair value of the limited partnership interests of certain employee limited partners admitted into the Partnership on December 31, 1995. Excluding these non-cash charges, total operating expenses for 1996 increased 82% to $6,339,000 from $3,476,000 for 1995. This increase was primarily related to costs associated with the conduct of clinical trials for TRAUMASEAL, as well as financial advisory and professional fees and the amortization of deferred compensation related to employee and director stock options.

         Interest expense for 1996 decreased 84% to $138,000 from $847,000 for 1995. This decrease was a result of the related debt being converted into capital as of March 29, 1996.

         Investment and interest income for 1996 increased to $337,000 from $2,000 for 1995. This increase resulted from interest earned from higher average cash and investment balances resulting from the Company's receipt of the net proceeds of its initial public offering.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Total revenues for 1995 decreased 8% to $1,380,000 from $1,503,000 for 1994. This decrease in total revenues was the result of a decrease in product sales revenues, which was primarily due to decreased sales volume of OCTYLDENT as a result of the initial product launch and the related inventory build-up by the Company's marketing partner during the year ended December 31, 1994.

         Cost of products sold increased 1% to $531,000 for 1995 as compared to $528,000 for 1994. This increase was primarily a result of decreased efficiencies and related costs associated with the expansion of the Company's manufacturing capabilities.

         Operating expenses for 1995 increased 154% to $6,976,000 from $2,747,000 for 1994. This increase was primarily a result of a non-cash compensation expense of $3,500,000 related to the grant of limited partnership interests in the Partnership to employees of the Company, as well as costs for development and preparation for clinical trials for TRAUMASEAL and increased financial advisory and professional fees. Offsetting these increases were reductions in clinical trial costs upon the completion of such trials for OCTYLDENT and NEXACRYL. Payments to CRX increased as a result of an increase in the stipulated minimum amount payable to CRX under the partnership agreement.

         Interest expense for 1995 increased 90% to $847,000 from $445,000 for 1994. This increase resulted primarily from additional long-term borrowings from Sharpoint during 1995 and 1994 to provide working capital.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint, license and product development revenues and product sales revenues. Through March 29, 1996, the Partnership had borrowed $9,571,000 from Sharpoint, which excludes accrued interest of $932,000 converted to long-term debt on December 31, 1994. As of March 29, 1996, all such long-term debt, including accrued interest, was contributed as partners' capital to the Partnership.

         The Company believes that existing cash and cash equivalents and short-term investments, which totaled $17,651,000 at December 31, 1996, will be sufficient to finance its capital requirements for at least 18 months.

         Cash provided by operating activities was $287,000 for 1996. The Company used cash of $2,113,000 and $1,533,000 for operating activities during 1995 and 1994, respectively. This decrease in cash used by operations was primarily due to the receipt of $3,500,000 from Ethicon under the supply and distribution agreement for TRAUMASEAL discussed above.

         Cash used for investing activities was $5,637,000 for 1996, up from $104,000 for 1995 and $130,000 for 1994, primarily as a result of the receipt of proceeds from the initial public offering. The increase was primarily used to purchase short-term investments, as well as to acquire capital equipment and obtain and protect patents. Although the Company has no material commitments for capital expenditures, the Company anticipates using approximately $2,000,000 for capital expenditures related to laboratories and manufacturing equipment.

         Cash provided by financing activities was $18,354,000 for 1996, up from $2,207,000 and $1,682,000 for 1995 and 1994, respectively. The Company's primary financing activity during 1996 was its initial public offering. During 1995 and 1994, the Company's financing activities primarily were borrowings from Sharpoint.

         The Company has entered into a capital lease agreement with an equipment finance company that provides for up to $1,500,000 of equipment financing.

         The Company expects to incur expenses related to the further research and development of its technology and the development of current and additional products, including outside testing and preclinical and clinical trials.

         The Company's future capital requirements will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (v) the effect of competing technological and market developments and (vi) general economic conditions. The Company has filed a registration statement with the Commission relating to the public offering of 1,500,000 shares of Common Stock, of which 800,000 shares are to be sold by the Company. There can be no assurance that the Company will be able to complete successfully this public offering or that the Company will not be required to seek additional capital to finance its operations in the future. If the proceeds of the Company's planned public offering, if any, together with the Company's currently available funds and internally generated cash flow, are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing lines of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. See "Business -- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Future Capital Needs and Uncertainty of Additional Financing."

ITEM 8.           FINANCIAL STATEMENTS.

         The financial statements of the Company required by this item are attached to this Report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's definitive 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1996. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

         (a)  1.  Financial Statements.

         The financial statements listed in the accompanying Index to Financial Statements at page F-1 are filed as part of this Annual Report on Form 10-K.

              2.  Financial Statement Schedules.

         All financial statement schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

              3.  Exhibits.  (See (c) below)

         (b)  Reports on Form 8-K

         The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.

         (c)  Exhibits.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number            Description

3.1               Restated Certificate of Incorporation. (Exhibit 3.1)(1)
3.2               Amendment to Restated Certificate of Incorporation. (Exhibit 3.2)(2)
3.3               By-Laws. (Exhibit 3.2)(1)
10.1              Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP Southeast Portfolio
                  Partners, L.P. and the Registrant. (Exhibit 10.1)(1)
10.2+             Adhesive Supply Agreement, dated as of March 14, 1991, between Procter & Gamble/ALZA,
                  Partners for Oral Health Care and the Registrant. (Exhibit 10.2)(1)
10.3+             Amendment No. 1, dated as of April 13, 1992, to Adhesive Supply Agreement, dated as of March 14,
                  1991, between Procter & Gamble/ALZA, Partners for Oral Health Care and the Registrant. (Exhibit
                  10.3)(1)
10.4+             Adhesive Supply Agreement, dated as of March 26, 1993, between ALZA Corporation and the
                  Registrant. (Exhibit 10.4)(1)
10.5+             Supply and Distribution Agreement, dated as of July 14, 1992, between Chiron Vision Corporation and the Registrant. (Exhibit 10.5)(1)
10.6+             First Amendment, dated as of April 25, 1995, to Supply and Distribution Agreement, dated as of July
                  14, 1992, between Chiron Vision Corporation and the Registrant. (Exhibit 10.6)(1)
10.7+             Licensing and Distribution Agreement, dated as of December 7, 1992, between Farnam Companies,
                  Inc. and the Registrant. (Exhibit 10.7)(1)
10.8+             Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Registrant. (Exhibit 10.8)(1)
10.9++            Amended and Restated 1996 Equity Compensation Plan. (Exhibit 10.9)(2)
10.10++           Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the Registrant.
                  (Exhibit 10.10)(1)





10.11++           Employment Agreement, dated as of May 31, 1996, between J. Blount Swain and the Registrant.
                  (Exhibit 10.11)(1)
10.12++           Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Registrant.
                  (Exhibit 10.12)(1)
10.13++           Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Registrant.
                  (Exhibit  10.13)(1)
10.14++           Consulting Agreement, dated as of May 31, 1996, between Steven A. Kriegsman and the Registrant.
                  (Exhibit 10.14)(1)
10.15             Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C. and the
                  Registrant. (Exhibit 10.15)(1)
10.16             Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI
                  Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Robert V. Toni, J.
                  Blount Swain, Jeffrey G. Clark, Joe B. Barefoot and the Registrant. (Exhibit 10.16)(1)
10.17             Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P.,
                  OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Caratec, L.L.C.,
                  Robert V. Toni, J. Blount Swain, Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C.
                  Leung, Anthony V. Seaber and the Registrant. (Exhibit 10.17)(1)
10.18             Amendment, dated June 18, 1996, to Office-Warehouse Lease Agreement, dated as of November 7,
                  1995, between AP Southeast Portfolio Partners, L.P. and the Registrant. (Exhibit 10.18)(1)
10.19             Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Registrant.
                  (Exhibit 10.19)(2)
10.20             Master Lease Agreement, dated as of January 29, 1997, between Transamerica Business Credit
                  Corporation and the Registrant. (Exhibit 10.20)(2)
11*               Statement re: Computation of Per Share Earnings.
23.1*             Consent of Price Waterhouse LLP.
24.1*             Power of Attorney (included on signature page to this Report).
27*               Financial Data Schedule.

-----------

*        Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Registrant's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.
++        Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997, and incorporated herein by reference.

         (d) Financial Statement Schedules.

         None.

                          CLOSURE MEDICAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                          PAGE
Report of Independent Accountants......................................................................................   F-2
Financial Statements:
  Balance Sheet as of December 31, 1995 and 1996.......................................................................   F-3
  Statement of Operations for the years ended December 31, 1994, 1995 and 1996.........................................   F-4
  Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996.........................................   F-5
  Statement of Partners' Deficit and Stockholders' Equity for the years ended
     December 31, 1994, 1995 and 1996..................................................................................   F-6
  Notes to Financial Statements........................................................................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Closure Medical Corporation

     In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and partners' deficit and stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation (the "Company") at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Raleigh, North Carolina
February 14, 1997, except as to
Note 9, which is as of March 7, 1997

                          CLOSURE MEDICAL CORPORATION

                                 BALANCE SHEET

                                                                                                              DECEMBER 31,
                                                                                                            1995        1996
                                                                                                             (IN THOUSANDS)
                                                ASSETS
Cash and cash equivalents..............................................................................   $     20    $ 13,024
Short-term investments.................................................................................         --       4,627
Accounts receivable....................................................................................        266          67
Inventories............................................................................................        119         112
Prepaid expenses.......................................................................................         27         388
  Total current assets.................................................................................        432      18,218
Furniture, fixtures and equipment......................................................................        418         851
Less -- accumulated depreciation and amortization......................................................       (142)       (179)
                                                                                                               276         672
Long-term investments..................................................................................         --         409
Intangible assets, net of accumulated amortization.....................................................        200         213
  Total assets.........................................................................................   $    908    $ 19,512
                        LIABILITIES, PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
Accounts payable.......................................................................................   $    514    $    566
Accrued payroll and vacation...........................................................................         28         396
Deferred revenue.......................................................................................         78       2,069
Payable to Caratec, L.L.C..............................................................................        195          --
Capital lease obligations..............................................................................         12          12
  Total current liabilities............................................................................        827       3,043
Notes payable to Sharpoint Development Corporation.....................................................     10,062          --
Accrued interest payable to Sharpoint Development Corporation..........................................        843          --
Capital lease obligations..............................................................................         26          14
  Total liabilities....................................................................................     11,758       3,057
                              PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value. Authorized 2,000,000 shares; none issued or outstanding...............         --          --
Common Stock, $.01 par value. Authorized 35,000,000 shares; issued and outstanding 12,150,000 shares...         --         122
Additional paid-in capital.............................................................................         --      33,579
Partners' deficit......................................................................................    (10,850)         --
Accumulated deficit....................................................................................         --     (16,246)
Deferred compensation on stock options.................................................................         --      (1,000)
  Total partners' deficit and stockholders' equity.....................................................    (10,850)     16,455
  Total liabilities, partners' deficit and stockholders' equity........................................   $    908    $ 19,512

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION

                            STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           1994         1995          1996
Product sales..........................................................................   $ 1,478      $ 1,380      $    496
License and product development revenues...............................................        25           --         3,500
  Total revenues.......................................................................     1,503        1,380         3,996
Cost of products sold..................................................................       528          531           460
  Gross profit and license and product development revenues............................       975          849         3,536
Research, development and regulatory affairs expenses..................................     1,231        1,637         3,167
Selling and administrative expenses....................................................     1,366        1,589         2,879
Charges related to partnership capital changes.........................................        --        3,500        14,210
Payments to Caratec, L.L.C.............................................................       150          250           293
  Total operating expenses.............................................................     2,747        6,976        20,549
Loss from operations...................................................................    (1,772)      (6,127)      (17,013)
Interest expense to Sharpoint Development Corporation..................................      (445)        (847)         (138)
Investment and interest income.........................................................         2            2           337
Net loss...............................................................................   $(2,215)     $(6,972)     $(16,814)
Shares used in computation of pro forma net loss per common share......................                 10,150        10,545
Pro forma net loss per common share....................................................                $ (0.69)     $  (1.59)

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                 1994       1995        1996
                                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................................   $(2,215)   $(6,972)   $(16,814)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Amortization expense.........................................................................        67         31          11
Depreciation expense.........................................................................        44         51          85
Charges related to partnership capital changes...............................................        --      3,500      14,210
Amortization of deferred compensation on stock options.......................................        --         --         500
Net loss on disposals of fixed assets........................................................         4         55          38
Net loss on disposals of intangibles.........................................................        --         14          58
Change in accounts receivable................................................................        58       (137)        199
Change in inventories........................................................................       (23)        --           7
Change in prepaid expenses...................................................................       (14)        (4)       (361)
Change in accounts payable and accrued payroll and vacation..................................       127        303         420
Change in deferred revenue...................................................................        --         78       1,991
Change in accrued payable to Caratec, L.L.C..................................................       (24)       125        (195)
Change in accrued interest due to Sharpoint Development Corporation..........................       443        843         138
Net cash (used) provided by operating activities.............................................    (1,533)    (2,113)        287
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to furniture, fixtures and equipment...............................................       (64)       (57)       (519)
Additions to intangible assets...............................................................       (66)       (47)        (82)
Purchases of investments.....................................................................        --         --      (5,494)
Proceeds from the sale of investments........................................................        --         --         458
Net cash used by investing activities........................................................      (130)      (104)     (5,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to Sharpoint Development Corporation.............................     1,683      2,216         440
Net proceeds from sale of common stock.......................................................        --         --      17,926
Principal payments under capital lease obligation............................................        (1)        (9)        (12)
Net cash provided by financing activities....................................................     1,682      2,207      18,354
Increase (decrease) in cash and cash equivalents.............................................        19        (10)     13,004
Cash and cash equivalents at beginning of period.............................................        11         30          20
Cash and cash equivalents at end of period...................................................   $    30    $    20    $ 13,024

NON-CASH TRANSACTIONS:

On December 31, 1994, accrued interest of $931,461 was converted to long-term debt.

On December 31, 1995, the partnership agreement was amended to admit a new class of limited partners. The fair value of the partnership interest was reflected as a contribution of partners' capital.

On March 29, 1996, notes payable of $10,502,301 and related accrued interest of $980,915 was converted to partners' capital.

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION

            STATEMENT OF PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                                             DEFERRED
                                                TOTAL                           ADDITIONAL                 COMPENSATION
                                              PARTNERS'      COMMON STOCK        PAID-IN     ACCUMULATED     ON STOCK
                                               DEFICIT      SHARES     AMOUNT    CAPITAL       DEFICIT       OPTIONS
                                                                           (IN THOUSANDS)
Balance at December 31, 1993................  $ (5,163 )
Net loss....................................    (2,215 )
Balance at December 31, 1994................    (7,378 )
Capital contribution........................     3,500
Net loss....................................    (6,972 )
Balance at December 31, 1995................   (10,850 )
Conversion of debt and accrued interest to
  partners' capital.........................    11,483
Net loss for January 1, 1996 through
  September 25, 1996........................      (568 )
Conversion of partners' capital to common
  stock.....................................       (65 )       9,600    $ 96     $ 14,179
Issuance of 2,550,000 shares of common
  stock, net of issuance costs of
  $1,046,202................................                   2,550      26       17,900
Grant of 550,000 stock options..............                                        1,500                    $ (1,500)
Amortization of deferred compensation on
  stock options.............................                                                                      500
Net loss for the period September 26, 1996
  through December 31, 1996.................                                                  $ (16,246)
Balance at December 31, 1996................     --           12,150    $122     $ 33,579     $ (16,246)     $ (1,000)

                                                  TOTAL
                                              STOCKHOLDERS'
                                                 EQUITY
Balance at December 31, 1993................    $  (5,163)
Net loss....................................       (2,215)
Balance at December 31, 1994................       (7,378)
Capital contribution........................        3,500
Net loss....................................       (6,972)
Balance at December 31, 1995................      (10,850)
Conversion of debt and accrued interest to
  partners' capital.........................       11,483
Net loss for January 1, 1996 through
  September 25, 1996........................         (568)
Conversion of partners' capital to common
  stock.....................................       14,210
Issuance of 2,550,000 shares of common
  stock, net of issuance costs of
  $1,046,202................................       17,926
Grant of 550,000 stock options..............
Amortization of deferred compensation on
  stock options.............................          500
Net loss for the period September 26, 1996
  through December 31, 1996.................      (16,246)
Balance at December 31, 1996................    $  16,455

                          CLOSURE MEDICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. ORGANIZATION AND OPERATIONS

     Closure Medical Corporation (the "Company" or "Closure"), formerly named Tri-Point Medical Corporation, develops, commercializes and manufactures medical tissue cohesive products based on its proprietary cyanoacrylate technology utilized primarily for human and veterinary wound closure. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by Tri-Point Medical L. P. (the "Partnership"). Sharpoint Development Corporation ("SDC"), the general partner, contributed $350,000 in cash for its general partner interest.

     The Partnership purchased the assets and product technology of Caratec, L.L.C. ("Caratec"), formerly CRX Medical, Inc., in 1990 for $700,000 and a limited partnership interest. The purchase price was allocated as follows:

                                                                  (IN THOUSANDS)
Inventory......................................................        $ 37
Property and equipment.........................................         249
Patents and trademarks.........................................         282
Noncompete agreements..........................................         100
Organization costs.............................................          10
Goodwill.......................................................          15
Prepaid expense................................................           7
                                                                       $700

     Caratec contributed $1,000 for its limited partnership interest. The partnership agreement required that a percentage of the proceeds received by the Partnership or its successors upon the sale of all or substantially all of the net assets of the Partnership or its successors be paid to Caratec. The partnership agreement also stipulated that Caratec receive payments based on net sales volume and gross margin, subject to annual minimum amounts.

     On December 31, 1995, the partnership agreement was amended to admit certain employee limited partners as a new class of limited partners who were entitled to receive 28.5% of partnership income after payments to Caratec. The general partner received the remainder of the income and all losses of the Partnership. For financial statement purposes, compensation expense and contributed capital in the amount of $3,500,000 were recognized as of December 31, 1995 representing the estimated fair value of the partnership interest granted to the employee limited partners.

     As of March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to SDC, were transferred to the Company in exchange for its sole share of Common Stock. Subsequently, on March 29, 1996, notes payable and related accrued interest to SDC in the amounts of $10,502,301 and $980,915, respectively, were contributed to partners' capital.

     On May 31, 1996, a contribution and exchange agreement was executed whereby SDC, assignees of SDC's economic interest in the Partnership, Caratec and the employee limited partners exchanged their Partnership interests for 5,453,750, 1,776,250 and 2,370,000 shares of Common Stock of the Company, respectively, contemporaneously with the completion of an initial public offering by the Company. In conjunction with the issuance to Caratec of Common Stock of the Company, Caratec surrendered its rights to receive a percentage of sales-based payments and a percentage of capital transaction proceeds. The Company recorded a non-cash expense related to this issuance of $14,210,000 which was offset by a credit to additional paid-in-capital.

     On September 25, 1996, the Company sold 2,550,000 shares of Common Stock in an initial public offering (the "IPO"). The net proceeds from the IPO (approximately $17.9 million) have been and will continue to be used primarily for capital expenditures related to laboratories, office space and manufacturing facilities, research and development, including clinical trials, working capital and general corporate purposes.

     During 1996, approximately 87 percent of the Company's revenues were from domestic sales; the remaining 13 percent was earned from the Western European market.

                          CLOSURE MEDICAL CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

INVESTMENTS

     Investments at December 31, 1996 consisted of short-term money market funds, bonds and equity securities having maturities as of the purchase date greater than three months but less than or equal to one year. Long-term investments have maturities as of the purchase date greater than one year. Such investments have been classified as available for sale securities. The fair market value, based on quoted market prices, of all investments approximates amortized cost.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are stated at cost. Depreciation expense is computed using the straight-line method over estimated useful lives ranging between three and ten years. Expenditures for repairs and maintenance are charged to expense as incurred.

INTANGIBLE ASSETS

     Amounts incurred to secure patents and the estimated fair value of registered patents acquired from Caratec on May 10, 1990 were capitalized and are amortized over the remaining life of the patent on a straight-line basis. Costs are capitalized until either the related patent is accepted, in which case it is amortized, or it is rejected and written off. Other intangible assets acquired from Caratec were amortized over a five year life on a straight-line basis.

     Costs associated with the organization and formation of the Partnership, primarily legal costs, were capitalized and amortized over a five year period.

REVENUE RECOGNITION

     Revenues from product sales are recognized upon shipment. Advance payments related to future sales of product or future royalties due on these sales are deferred and will be recorded as revenue as they are earned over future periods.

INCOME TAXES

     No provision for federal or state income taxes was necessary in the financial statements of the Partnership for the years ended December 31, 1994, 1995 or the two months ending February 29, 1996 because, as a partnership, it was not subject to federal or state income taxes and the tax effect of its activities accrued to the partners. For the ten months ended December 31, 1996, the Company has provided for income taxes using the liability method.

     The tax returns of the Partnership are subject to examination by federal and state tax authorities. If such examinations occur and result in changes with respect to the Partnership's qualification or to distributable Partnership income or loss, the tax liability of the respective partners would be changed accordingly.

     Significant differences between the Partnership's financial statement basis and the tax basis are as follows:

        The financial statement basis loss exceeded the tax basis loss by approximately $3,900,000 for the year ended December 31, 1995, which was primarily due to the non-deductibility of certain expenses for tax purposes. Approximately $960,000 of expenses included in December 31, 1996 amounts were recognized on the Partnership's 1996 tax return.

                          CLOSURE MEDICAL CORPORATION

        The Partnership's net assets on a tax basis exceeded those reported under the financial statement basis by approximately $200,000 at December 31, 1995. The difference was attributable to temporary tax deduction differences.

        The partners' capital account in total is the same for both financial statement and tax reporting.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RELATED PARTIES

     The Partnership had notes payable to its general partner, SDC, until March 29, 1996. Details of the debt agreements are summarized in Note 4.

     Beginning in 1992 until the Partnership ceased to exist on September 25, 1996, Caratec, a limited partner, received payments of 4% of adjusted net sales of veterinary products. Caratec also received a minimum of 2% and a maximum of 8% of adjusted net sales of human products depending on the gross margin on those sales. At the end of 1994, such percentage-based payments to Caratec were less than $150,000, the stipulated minimum, and the difference was paid at that time. For 1995 and 1996, such payments to Caratec were not to be less than $250,000. Upon the effectiveness of the IPO on September 25, 1996, Caratec surrendered its rights to receive these sales-based payments and a percentage of capital transaction proceeds pursuant to the contribution and exchange agreement dated as of May 31, 1996, whereby Caratec agreed to exchange its Partnership interests for 1,776,250 shares of Common Stock of the Company.

     For tax purposes, Caratec was allocated net income up to the amount of payments received as described above. The general partner and employee limited partners were allocated the remainder of any net income after allocation to Caratec. The general partner was allocated 100% of all losses.

     During 1994 and 1995, the Partnership paid a consulting fee to an individual who is also a shareholder of Caratec amounting to $116,390 and $20,510, respectively. No such fee was paid in 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of current assets and current liabilities approximates the financial statement carrying value at December 31, 1996 and 1995. The fair value of short-term investments is based on quoted market prices.

     The estimated fair value of the notes payable to SDC at December 31, 1995 can not be readily determined since the notes are payable to a related party who is also the general partner. These notes and related interest were ultimately exchanged for shares of Common Stock of the Company in 1996. See Note 4 for the carrying amount, interest rate and maturity dates of the notes payable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), was issued in March 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective January 1, 1996; the adoption of this statement did not have a material impact on its results of operation or financial position.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using

                          CLOSURE MEDICAL CORPORATION
the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Consequently, the adoption of SFAS 123 did not have any impact on the financial position or results of operations of the Company but pro forma disclosures of net loss and net loss per share have been provided in Note 8 as if the fair value method had been applied.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except pursuant to the requirements of the Securities and Exchange Commission. Common and common equivalent shares issued from January 1, 1995 through the effective date of the Company's IPO on September 25, 1996 have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to June 30, 1996.

3. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment includes the following:

                                                                                         DECEMBER 31,
                                                                                         1995    1996
                                                                                             (IN
                                                                                          THOUSANDS)
Furniture and equipment...............................................................   $134    $279
Machinery and equipment...............................................................    208     387
Leasehold improvements................................................................     28      43
Machinery and equipment under capital leases (Note 5).................................     48      48
Construction-in-progress..............................................................     --      94
                                                                                          418     851
Accumulated depreciation and amortization.............................................   (142)   (179)
                                                                                         $276    $672

4. NOTES PAYABLE AND RELATED ACCRUED INTEREST

     Notes payable to SDC were $10,062,300 at December 31, 1995. Interest was payable annually on December 31 at various rates ranging from 9.5% to 9.75%. These notes were secured by substantially all the Partnership assets and principal was payable on various dates between January and December 1998.

     On March 29, 1996, notes payable of $10,502,301 and accrued interest of $980,915, respectively, were converted to partners' capital by SDC. On May 31, 1996, a contribution and exchange agreement was executed whereby SDC exchanged its partners' capital for 5,453,750 shares of Common Stock of the Company upon the effectiveness of the Company's IPO on September 25, 1996.

5. LEASES

     The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 1998. Rent expense related to these leases was approximately $98,000, $93,000 and $136,000 for 1994, 1995 and 1996, respectively.

     The Company leases equipment under capital leases. The lease terms are four years and the Company has the option to purchase the equipment at the end of the leases.

                          CLOSURE MEDICAL CORPORATION

     Future minimum lease payments under noncancellable capital leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 1996:

                                                                                    CAPITAL    OPERATING
                                                                                    LEASES      LEASES
                                                                                       (IN THOUSANDS)
1997.............................................................................     $14        $ 166
1998.............................................................................      12           68
1999.............................................................................       3           --
Total minimum lease payments.....................................................      29        $ 234
Less amount representing interest................................................       3
Present value of minimum lease payments..........................................     $26

6. MAJOR CUSTOMERS AND COMMITMENTS

     On March 20, 1996, the Company entered into an eight-year exclusive supply and distribution rights agreement with Ethicon, Inc., a subsidiary of Johnson & Johnson, whereby Closure will supply Ethicon with a product for human topical wound closure. In consideration, Ethicon paid Closure $4,500,000 and agreed to pay additional amounts upon written notification of U.S. regulatory approval for the product. Of the $4,500,000 total, $3,500,000 was a non-refundable licensing fee and $1,000,000 will be offset against either future product purchases or royalties to be paid by Ethicon on product sales and has been classified as deferred revenue on the accompanying balance sheet. Ethicon also agreed to advance Closure additional amounts for direct costs incurred in connection with clinical studies of the product, which amounts will be credited against future royalties to be paid by Ethicon. As of December 31, 1996, Ethicon had advanced the Company $1,000,000 for direct costs of these clinical studies which has been classified as deferred revenue on the accompanying balance sheet of which $500,000 was advanced during the fourth quarter. Upon U.S. or European Community approval of the product, Ethicon is obligated to purchase certain minimum quantities annually at a predetermined price based on average selling prices.

     A seven-year marketing agreement with Farnam Companies, Inc. was signed in December of 1992. This agreement gives Farnam exclusive rights to market, sell and distribute the Company's veterinary products in North America.

     Revenues from Farnam aggregated approximately $400,000 or 27%, $370,000 or 27% and $390,000 or 10% of total revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company has a non-exclusive supply agreement with Procter & Gamble/ALZA Partnership for Oral Healthcare for a cohesive used in conjunction with a periodontal drug delivery product. Net revenues under this agreement amounted to approximately $1,110,000 or 73% of total revenues, $1,010,000 or 73% of total revenues, and $107,000 or 3% of total revenues during 1994, 1995 and 1996, respectively. Accounts receivable related to these revenues were approximately $243,500 and $54,000 at December 31, 1995 and 1996, respectively. In March 1994, the Company entered into an agreement with On-Site Therapeutics, Inc. (On-Site) for exclusive services to identify purchasers of Octyldent. Under this agreement, On-Site receives a 5% royalty on net sales of Octyldent up to a cumulative maximum royalty amount of $1,500,000. Amounts paid during 1994, 1995 and 1996 were $55,675, $50,686 and $5,046, respectively.

     In May 1996, the Company entered into a five-year agreement with a consultant which provides for annual compensation of $120,000 and included a grant of options for 50,000 shares of Common Stock under the Equity Compensation Plan.

     The Company has employment agreements with certain key executives that provide for specified benefits if the executive is terminated other than for cause, as defined.

                          CLOSURE MEDICAL CORPORATION

7. INCOME TAXES

     The Company accounts for income taxes using the liability method, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and other carryforwards. At December 31, 1996, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $140,000 expiring in the year 2011. The Company also has research and development tax credit carryforwards of approximately $39,000 which will expire in the year 2011.

     The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                                                                 1996
Net operating losses..........................................................................   $ 44
Research and development carryforwards........................................................     39
Temporary differences, net....................................................................    385
                                                                                                  468
Valuation allowance...........................................................................   (468)
Net deferred tax asset........................................................................     --

     Deferred tax liabilities as of December 31, 1996 were insignificant.

     At December 31, 1996, a valuation allowance for deferred tax assets of $468,000 has been recorded as, due to the Company's history of losses, it is considered more likely than not that such deferred tax assets will not ultimately be realized.

     No provision for federal or state income taxes was necessary in the financial statements of the Partnership for the years ended December 31, 1994, 1995 or the two months ending February 29, 1996 because, as a partnership, it was not subject to federal or state income taxes and the tax effect of its activities accrued to the partners.

8. STOCK PLAN

     The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and amended effective as of September 24, 1996 and November 1, 1996. The Plan provides a maximum of 1,000,000 shares of Common Stock may be issued pursuant to stock options, restricted stock grants and stock appreciation rights (collectively, "Grants") granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. Grants of restricted stock and stock appreciation rights may only be made to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee (the "Committee") of the Board of Directors. Grants under the Plan may consist of (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code of 1986, as amended, or (ii) so-called "nonqualified stock options" that are not intended to so qualify ("NQSOs"). Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term and vesting period of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not exceed five years from the date of grant. Options outstanding at December 31, 1996 generally vest within five years.

                          CLOSURE MEDICAL CORPORATION

     The following table summarizes stock option activity for the year ended December 31, 1996:

                                                                               WEIGHTED-         WEIGHTED-AVERAGE
                                                                                AVERAGE        REMAINING CONTRACTUAL    EXERCISABLE
                                                                 SHARES     PRICE PER SHARE            LIFE             AT 12/31/96
Options outstanding at January 1, 1996........................     --           --                  --                     --
Granted
  With discount exercise price................................   550,000         $5.27                  9.41              132,500
  With market exercise price..................................    29,602          8.00                  9.75                5,920
Exercised.....................................................         0             0
Expired or canceled
  With discount exercise price................................    (6,997)         5.27
Options outstanding at December 31, 1996......................   572,605
Weighted-average fair value of options granted................                    8.00
Available for grant at December 31, 1996......................   427,395

     In October 1995, the Financial Accounting Standards Board issued SFAS 123. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under APB
25. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount of the option price. During 1996, the Company recognized approximately $500,000 of compensation cost related to the plan. The Company has adopted the disclosure-only provisions of this statement. Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period, for 1996 awards been determined based on the fair value at the grant, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                                    1996
Net loss -- as reported........................................................   $(16,814)
Net loss -- pro forma..........................................................   $(17,414)
Loss per share -- as reported..................................................   $  (1.59)
Loss per share -- pro forma....................................................   $  (1.65)

     The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

ASSUMPTIONS                                                                           1996
Average expected life (years)......................................................      6
Average interest rate..............................................................    6.5%
Volatility.........................................................................   70.0%
Dividend yield.....................................................................    0.0%

                          CLOSURE MEDICAL CORPORATION

9. SUBSEQUENT EVENTS

     On January 29, 1997 the Company entered into a five year capital lease covering laboratory and scientific equipment and computers. Monthly rent obligation under the lease is equal to 2.19 percent of the total equipment cost up to a maximum of $1,500,000. At the expiration of the lease term, the Company is required to purchase all of the equipment for an amount equal to no less than 5% or no more than 10% of the equipment cost.

     On February 14, 1997, the Company entered into a ten year operating lease for approximately 50,000 square feet of office, laboratory and manufacturing space to, among other things, expand manufacturing capacity. Upon completion, all of the Company's operations will be maintained at this location and the Company's current facility leases will be terminated. Rent expense under the current leases is approximately $170,000 annually. Under the new ten year lease annual expense will be a minimum of $373,000, with a total minimum expense for the entire term of $4,100,000.

     In March 1997, the Company was served with a complaint filed in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts alleging personal injury as a result of negligence by the Company in the design, testing and distribution of Avacryl, an n-butyl cyanoacrylate used in a medical procedure in 1993 as part of a clinical trial conducted by the Company pursuant to an Investigational Device Exemption. The Company's insurer has assumed the defense of this lawsuit. The Company has not yet answered the complaint, and discovery in the case has not yet commenced. Accordingly, the Company is not yet able to assess its potential exposure in this case. However, based on the limited information available to it, the Company intends to vigorously defend the lawsuit and management believes the outcome of this case will not have a material adverse effect on the Company's financial position or results of operations.

     In March 1997, the Company filed a registration statement with the U.S. Securities and Exchange Commission for an aggregate of 1,500,000 shares of which 800,000 shares are being offered by the Company and 700,000 shares are being offered by a stockholder of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLOSURE MEDICAL CORPORATION


Date:  March 23, 1997                   By  /s/ Robert V. Toni
                                           -------------------
                                           Robert V. Toni
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         EACH PERSON IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS ROBERT
V. TONI, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF CLOSURE MEDICAL CORPORATION, AND J. BLOUNT SWAIN, VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER OF CLOSURE MEDICAL CORPORATION, AND EACH OF THEM ACTING ALONE, HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT, WITH FULL POWER OF SUBSTITUTION, IN HIS NAME, PLACE AND STEAD, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY OR ALL AMENDMENTS TO THIS REPORT, AND HEREBY RATIFIES AND CONFIRMS ALL THAT SAID ATTORNEY-IN-FACT OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

         Name                                Capacity                             Date
   /S/ ROBERT V. TONI
                                    President and Chief Executive             March 23, 1997
     ROBERT V. TONI                  Officer (principal executive
                                     officer) and Director

   /S/ J. BLOUNT SWAIN
                                    Vice President and Chief Financial        March 23, 1997
    J. BLOUNT SWAIN                  Officer (principal financial and
                                     accounting officer)

   /S/ ROLF D. SCHMIDT
                                    Chairman of the Board and                 March 23, 1997
     ROLF D. SCHMIDT                 Director

   /S/ F. WILLIAM SCHMIDT
                                    Director                                  March 23, 1997
     F. WILLIAM SCHMIDT

   /S/ DENNIS C. CAREY
                                    Director                                  March 23, 1997
     DENNIS C. CAREY

   /S/ MICHAEL  K. LORELLI
                                    Director                                  March 23, 1997
     MICHAEL K. LORELLI

   /S/ RANDY H. THURMAN
                                    Director                                  March 23, 1997
     RANDY H. THURMAN

                                  EXHIBIT INDEX

Exhibit
Number            Description

3.1               Restated Certificate of Incorporation. (Exhibit 3.1)(1)
3.2               Amendment to Restated Certificate of Incorporation. (Exhibit 3.2)(2)
3.3               By-Laws. (Exhibit 3.2)(1)
10.1              Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP
                  Southeast Portfolio Partners, L.P. and the Registrant. (Exhibit 10.1)(1)
10.2+             Adhesive Supply Agreement, dated as of March 14, 1991, between Procter &
                  Gamble/ALZA, Partners for Oral Health Care and the Registrant. (Exhibit 10.2)(1)
10.3+             Amendment No. 1, dated as of April 13, 1992, to Adhesive Supply Agreement, dated as of March 14, 1991, between Procter & Gamble/ALZA, Partners for Oral
                  Health Care and the Registrant. (Exhibit 10.3)(1)
10.4+             Adhesive Supply Agreement, dated as of March 26, 1993, between ALZA
                  Corporation and the Registrant. (Exhibit 10.4)(1)
10.5+             Supply and Distribution Agreement, dated as of July 14, 1992, between Chiron
                  Vision Corporation and the Registrant. (Exhibit 10.5)(1)
10.6+             First Amendment, dated as of April 25, 1995, to Supply and Distribution
                  Agreement, dated as of July 14, 1992, between Chiron Vision Corporation and the
                  Registrant. (Exhibit 10.6)(1)
10.7+             Licensing and Distribution Agreement, dated as of December 7, 1992, between
                  Farnam Companies, Inc. and the Registrant. (Exhibit 10.7)(1)
10.8+             Supply and Distribution Rights Agreement, dated as of March 20, 1996, between
                  Ethicon, Inc. and the Registrant. (Exhibit 10.8)(1)
10.9++             Amended and Restated 1996 Equity Compensation Plan. (Exhibit 10.9)(2)
10.10++            Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the Registrant. (Exhibit 10.10)(1)
10.11++           Employment Agreement, dated as of May 31, 1996, between J. Blount Swain and the Registrant. (Exhibit 10.11)(1)
10.12++           Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Registrant. (Exhibit 10.12)(1)
10.13++           Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Registrant. (Exhibit  10.13)(1)
10.14++           Consulting Agreement, dated as of May 31, 1996, between Steven A. Kriegsman and the Registrant. (Exhibit 10.14)(1)
10.15             Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C.
                  and the Registrant. (Exhibit 10.15)(1)
10.16             Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing
                  Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt,
                  Rolf D. Schmidt, Robert V. Toni, J. Blount Swain, Jeffrey G. Clark, Joe B.
                  Barefoot and the Registrant. (Exhibit 10.16)(1)
10.17             Contribution and Exchange Agreement, dated as of May 31, 1996, among
                  Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William
                  Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, J. Blount Swain,
                  Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung, Anthony
                  V. Seaber and the Registrant. (Exhibit 10.17)(1)
10.18             Amendment, dated June 18, 1996, to Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP Southeast Portfolio Partners, L.P. and the
                  Registrant. (Exhibit 10.18)(1)
10.19             Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Registrant. (Exhibit 10.19)(2)
10.20             Master Lease Agreement, dated as of January 29, 1997, between Transamerica
                  Business Credit Corporation and the Registrant. (Exhibit 10.20)(2)
11*               Statement re: Computation of Per Share Earnings.




23.1*             Consent of Price Waterhouse LLP.
24.1*             Power of Attorney (included on signature page to this Report).
27*               Financial Data Schedule.

-----------

*        Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Registrant's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.
++        Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997, and incorporated herein by reference.