Form 10-Q
period 1997-03-31
CLOSURE MEDICAL CORP
filed 1997-05-14
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748

                           CLOSURE MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            56-1959623
----------------------------                               ----------------
(State or other jurisdiction                               (I.R.S. Employer
     of incorporation or                                  Identification No.)
        organization)

              5265 Capital Boulevard, Raleigh, North Carolina 27616
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (919) 876-7800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X|    No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                               Outstanding at May 8, 1997
                 -----                               --------------------------
Common Stock, par value $0.01 per share                      13,185,387

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

        Balance Sheet as of March 31, 1997 (unaudited) and
          December 31, 1996.............................................     3

        Statement of Operations (unaudited) for the three months
          ended March 31, 1997 and 1996.................................     4

        Statement of Cash Flows (unaudited) for the three months ended
          March 31, 1997 and 1996.......................................     5

        Notes to Financial Statements...................................     6

      Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     8

PART II: OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K..........................    11

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Closure Medical Corporation
                                  Balance Sheet
                      (In thousands, except for share data)

                                                        March 31,  December 31,
                                                          1997        1996
                                                        --------    --------
                                Assets                  (Unaudited)
Current assets:
Cash and cash equivalents                               $ 10,918    $ 13,024
Short-term investments                                     5,101       4,627
Accounts receivable                                          135          67
Inventories                                                  150         112
Prepaid expenses                                             466         388
                                                        --------    --------
   Total current assets                                   16,770      18,218
                                                        --------    --------

Furniture, fixtures and equipment                          1,255         851
Less - accumulated depreciation and amortization            (210)       (179)
                                                        --------    --------
                                                           1,045         672
                                                        --------    --------
Long-term investments                                       --           409
                                                        --------    --------
Intangible assets, net of accumulated amortization           233         213
                                                        --------    --------
   Total assets                                         $ 18,048    $ 19,512
                                                        ========    ========

         Liabilities and Stockholders' Equity
Accounts payable                                        $    691    $    566
Accrued expenses                                             219         396
Deferred revenue                                           2,054       2,069
Capital lease obligations                                      9          12
                                                        --------    --------
   Total current liabilities                               2,973       3,043

Capital lease obligations                                     14          14
                                                        --------    --------
   Total liabilities                                       2,987       3,057
                                                        --------    --------

               Stockholders' Equity
Preferred Stock, $.01 par value.  Authorized 2,000,000
shares; none issued or outstanding.                         --          --
Common Stock, $.01 par value.  Authorized 35,000,000
shares; issued and outstanding 12,155,029 shares.            122         122
Additional paid-in capital                                33,605      33,579
Accumulated deficit                                      (17,742)    (16,246)
Deferred compensation on stock options                      (924)     (1,000)
                                                        --------    --------
   Total stockholders' equity                             15,061      16,455
                                                        --------    --------
   Total liabilities and stockholders' equity           $ 18,048    $ 19,512
                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             Three Months
                                                            Ended March 31,

                                                           1997       1996
                                                         --------   --------

Product sales                                            $    208   $    162
License and product development revenues                     --        3,500
                                                         --------   --------
   Total revenues                                             208      3,662
                                                         --------   --------
Cost of products sold                                         151        136
                                                         --------   --------
 Gross profit and license and product development
 revenues                                                    57      3,526
                                                         --------   --------

Research, development and regulatory affairs expenses         750        651
Selling and administrative expenses                         1,062        626
Payments to Caratec, L.L.C                                   --          287
                                                         --------   --------
   Total operating expenses                                 1,812      1,564
                                                         --------   --------

Income (loss) from operations                              (1,755)     1,962
Interest expense to Sharpoint Development
  Corporation                                                  (1)      (134)
Investment and interest income                                260       --
                                                         --------   --------

Net income (loss)                                        $ (1,496)  $  1,828
                                                         ========   ========
Shares used in computation of net income
(loss) per common share                                    12,210     10,150
                                                         ========   ========

Net income (loss) per common share                       $  (0.12)  $   0.18
                                                         ========   ========

   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                    Three Months Ended March 31,
                                                          1997         1996
                                                        --------      -------
Cash flows from operating activities:
Net income (loss)                                       $ (1,496)     $ 1,828

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Amortization expense                                           2            3
Depreciation expense                                          32           11
Amortization of deferred compensation on stock options        76         --
Net loss on disposals of fixed assets                          5           11
Change in accounts receivable                                (68)         154
Change in inventories                                        (38)          35
Change in prepaid expenses                                   (78)         (45)
Change in accounts payable and accrued expenses              (52)         440
Change in deferred revenue                                   (15)         992
Change in accrued payable to Caratec, L.L.C                 --             92
Change in accrued interest due to Sharpoint
   Development Corporation                                  --            138
                                                        --------      -------
Net cash provided (used) by operating activities          (1,632)       3,659
                                                        --------      -------
Cash flows from investing activities:
Additions to furniture, fixtures and equipment              (409)         (23)
Additions to intangible assets                               (23)          (2)
Purchases of investments                                  (1,746)        --
Proceeds from the sale of investments                      1,681         --
                                                        --------      -------

Net cash used by investing activities                       (497)         (25)
                                                        --------      -------
Cash flows from financing activities:
Proceeds from notes payable to Sharpoint
   Development Corporation                                  --            440
Net proceeds from sale of common stock                        26         --
Change in capital lease obligation                            (3)          (3)
                                                        --------      -------

Net cash provided by financing activities                     23          437
                                                        --------      -------

Increase (decrease) in cash and cash equivalents          (2,106)       4,071
Cash and cash equivalents at beginning of period          13,024           20
                                                        --------      -------

Cash and cash equivalents at end of period              $ 10,918      $ 4,091
                                                        ========      =======
Non-Cash Transactions:

On March 29, 1996, notes payable of $10,502 and related accrued interest of $980 was converted to partners' capital.

   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                          Notes to Financial Statements
                                   (Unaudited)

1. Organization and Operations

Closure Medical Corporation ("Closure" or the "Company"), formerly named Tri-Point Medical Corporation, develops, commercializes and manufactures medical tissue cohesive products based on its proprietary cyanoacrylate technology utilized primarily for human and veterinary wound closure. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by Tri-Point Medical L. P. (the "Partnership"). On March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint Development Corporation ("Sharpoint"), the Partnership's general partner, were transferred to the Company in exchange for one share of Common Stock. On the effective date of the Company's initial public offering, September 25, 1996, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock.

2. Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ended December 31, 1997.

Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("EPS") ("SFAS 128"), was issued in February 1997. SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. SFAS 128 is effective for financial statements for fiscal years ending after December 15, 1997, including interim periods. Closure believes that the adoption of SFAS 128 will not have a material impact on the Company's financial position or results of operations.

3. Inventories

Inventories included the following:

                                   March 31,       December 31,
                                     1997             1996
                                        (In thousands)

Packaging                            $ 34             $ 25
Raw materials                          15               23
Work-in-process                        63               25
Finished goods                         38               39
                                     ----             -----
                                     $150             $112
                                     ----             -----

                           Closure Medical Corporation
                          Notes to Financial Statements
                                   (Unaudited)

4. Loss Per Share

Loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued from January 1, 1995 through the effective date of the Company's initial public offering on September 25, 1996 (see Note 1 above) have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to June 30, 1996.

5. Taxes

No federal or state income tax provision has been provided for income tax purposes, as the Company does not expect to have a tax liability for the year ending December 31, 1997. Additionally, the deferred tax asset that might be recorded as a result of net operating losses under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," would be offset by a related valuation allowance because realization of the asset is not likely. Accordingly, no benefit has been recorded.

6. Stockholders' Equity

On March 29, 1996, the Partnership's long-term debt and accrued interest held by Sharpoint was contributed to the Partnership as $11,483,000 of partners' capital. On September 25, 1996, the effective date of the Company's initial public offering, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock. Included in this exchange was the contribution by Caratec, L.L.C. ("Caratec"), a limited partner of the Partnership, of its right to receive various payments from the Partnership and its limited partnership interest for 1,776,250 shares of Common Stock. The transaction with Caratec resulted in a non-cash expense of $14,210,000, which equaled the difference between the value of Common Stock issued to Caratec and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital.

7. Contingencies

In March 1997, the Company was served with a complaint filed in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts alleging personal injury as a result of negligence by the Company in the design, testing and distribution of Avacryl, an n-butyl cyanoacrylate used in a medical procedure in 1993 as part of a clinical trial conducted by the Company pursuant to an Investigational Device Exemption. The Company's insurer has assumed the defense of this lawsuit. The Company has provided certain information in response to the discovery process but has not yet answered the complaint. Accordingly, the Company is not yet able to assess its potential exposure in this case. However, based on the limited information available to it, the Company intends to vigorously defend the lawsuit and management believes the outcome of this case will not have a material adverse effect on the Company's financial position or results of operations.

8. Subsequent Event

In April 1997, the Company completed a follow-on public offering. An aggregate of 1,725,000 shares (including the over-allotment option) were sold at $12.875 per share, of which 1,025,000 shares were sold by the Company and 700,000 shares were sold by a shareholder. Aggregate proceeds to the Company, before offering expenses, were approximately $12,377,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's development, growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the early stage of commercialization of the Company's products, the need for regulatory approval and effects of governmental regulation, technological uncertainties, dependence on marketing partners and dependence on patents and trade secrets, as well as those described under "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Overview

Since its inception in May 1990, the Company has been developing, commercializing and manufacturing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology and a substantial portion of the Company's historical expenses has consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating proceeds, before offering expenses, of approximately $12,377,000.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $16,814,000 for the year ended December 31, 1996, or $2,604,000 excluding a one-time non-cash charge of $14,210,000 (see Note 6 to Notes to Financial Statements in Item 1 of this Form 10-Q). The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development expenses to increase in order to develop new products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to continue to incur a loss in 1997 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing TraumaSeal(TM), including the receipt of all regulatory clearances and approvals, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

Results of Operations

Total revenues were $208,000 for the three months ended March 31, 1997, compared to $3,662,000 for the three months ended March 31, 1996. Revenues from product sales for the three months ended March 31, 1997 were $208,000, compared to $162,000 for the same period in 1996. License and product development revenues were $0 for the three months ended March 31, 1997, compared to $3,500,000 for

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

the same period in 1996. In March 1996, the Company received $3,500,000 in license and product development revenues under the supply and distribution agreement for TraumaSeal(TM) entered into with Ethicon, Inc. ("Ethicon"). The increase in product sales was primarily a result of increased sales volume of Octyldent(R) .

Cost of products sold were $151,000 for the three months ended March 31, 1997, compared to $136,000 for the three months ended March 31, 1996, an increase of 11%. Cost of products sold as a percentage of product sales decreased to 73% in the three months ended March 31, 1997, compared to 84% during the same period of 1996. The increase in cost of product sold was primarily a result of increased sales volume of Octyldent(R). The decrease in cost of products sold as a percentage of product sales was also primarily a result of the increased sales volume of Octyldent(R), resulting in the fixed portion of cost of products sold being allocated over higher sales.

Operating expenses were $1,812,000 for the three months ended March 31, 1997, compared to $1,564,000 for the three months ended March 31, 1996, an increase of 16%. This increase was primarily due to increased staffing, as well as the additional administrative costs associated with supporting a public company, such as directors' and officers' liability insurance, investor relations and amortization of deferred compensation related to employee and director stock options.

Interest expense was $1,000 for the three months ended March 31, 1997, compared to $134,000 for the three months ended March 31, 1996. This decrease in interest expense was primarily a result of the long-term debt, including accrued interest, of the Partnership held by Sharpoint being contributed to the Partnership as $11,483,000 of partners' capital as of March 29, 1996. On September 25, 1996, this partners' capital was exchanged for shares of Common Stock of the Company.

Investment and interest income was $260,000 for the three months ended March 31, 1997, compared to $0 for the same period of 1996. This increase resulted from interest earned from higher average cash and investment balances resulting from the Company's receipt of net proceeds of its initial public offering in September 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents and short-term investments totaled $16,019,000 at March 31, 1997, compared to $17,651,000 at December 31, 1996. On
September 30, 1996, the Company completed its initial public offering of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, generating net proceeds of approximately $17,926,000. In March 1996, the Company received $4,500,000 related to the supply and distribution agreement for TraumaSeal(TM) entered into with Ethicon. Since September 1996, Ethicon has advanced the Company approximately $1,000,000 for direct costs incurred in connection with clinical studies of TraumaSeal(TM) , which have been classified as deferred revenue and will be credited against future royalties expected to be paid by Ethicon.

Cash used by operating activities was $1,632,000 for the three months ended March 31, 1997, compared to cash provided by operating activities of $3,659,000 during the same period of 1996, primarily due to the receipt of $4,500,000 under the supply and distribution agreement for TraumaSeal(TM) in 1996.

Cash used for investing activities was $497,000 and $25,000 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, cash was used to purchase short-term investments, acquire capital equipment and to obtain and establish patents. During the same period of 1996, cash was used primarily to acquire capital equipment.

Cash provided by financing activities was $23,000 and $437,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's financing activities during the three months ended March 31, 1997 were sales of Common Stock resulting from employee stock option exercises. During the three months ended March 31, 1996, the Company's only financing activities were borrowings from Sharpoint.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

In January 1997, the Company entered into a five-year capital lease covering laboratory and scientific equipment and computers. Monthly rent obligation under the lease is equal to 2.19 percent of the total equipment cost outstanding up to $1,500,000. As of March 31, 1997, the Company had not borrowed under this capital lease.

The Company believes that existing cash and cash equivalents, including the proceeds from the initial public offering and its follow-on offering in April 1997 will be sufficient to finance its capital requirements for at least 24 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (v) the effect of competing technological and market developments and (vi) general economic conditions. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing lines of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            11 Computation of pro forma net income (loss) per share (see Note 4 to Notes to Financial Statements in Item 1 of this Form 10-Q).

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.
            Form 8-K dated January 13, 1997 relating to the change of the Company's name to Closure Medical Corporation (effective as of January 13, 1997) from Tri-Point Medical Corporation, as well as the change in the Company's trading symbol for the Common Stock on the Nasdaq National Market to "CLSR" (effective as of January 13, 1997) from "TPMC."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CLOSURE MEDICAL CORPORATION


Date:  May 14, 1997           By: /s/Robert  V. Toni
                              ------------------------------------------
                                     Robert V. Toni
                                     President and Chief Executive Officer


Date:  May 14, 1997           By: /s/J. Blount Swain
                              ------------------------------------------
                                     J. Blount Swain
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)