Form 10-Q
period 1997-06-30
CLOSURE MEDICAL CORP
filed 1997-08-13
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934


                  For the quarterly period ended June 30, 1997

                                       or

------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ________________

                   Commission File Number:    0-28748

                           CLOSURE MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                   56-1959623
----------------------------                      -------------------
(State or other jurisdiction                      (I.R.S. Employer
     of incorporation or                          Identification No.)
        organization)

              5265 Capital Boulevard, Raleigh, North Carolina 27616
               (Address of principal executive offices) (Zip Code)

                                 (919) 876-7800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__         No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at August 8, 1997

Common Stock, par value $0.01 per share                    13,197,274

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                                        Page Number
PART I:      FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Balance Sheet as of June 30, 1997 (unaudited) and December 31, 1996............................3

             Statement of Operations (unaudited) for the three months ended June 30,
                 1997 and 1996 and for the six months ended June 30, 1997 and 1996..........................4

             Statement of Cash Flows (unaudited) for the six months ended June 30,
                 1997 and 1996..............................................................................5

             Notes to Financial Statements (unaudited)......................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................................8

PART II:     OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders......................................11

         Item 6.  Exhibits and Reports on Form 8-K.........................................................11

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Closure Medical Corporation
                                  Balance Sheet
                        (In thousands, except share data)

                                                                            June 30,   December 31,
                                                                              1997         1996
               Assets                                                     (Unaudited)
Current assets:
Cash and cash equivalents                                              $      14,866   $  13,024
Short-term investments                                                        10,772       4,627
Accounts receivable                                                               87          67
Inventories                                                                      129         112
Prepaid expenses                                                                 336         388
                                                                            --------    --------

   Total current assets                                                       26,190      18,218
                                                                            --------    --------

Furniture, fixtures and equipment                                              1,456         851
Less - accumulated depreciation and amortization                                (245)       (179)
                                                                            --------    --------
                                                                               1,211         672
                                                                            --------    --------

Long-term investments                                                          1,487         409
                                                                            --------    --------

Intangible assets, net of accumulated amortization                               282         213
                                                                            --------    --------

   Total assets                                                        $      29,170    $ 19,512
                                                                            ========    ========



        Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                            $    744    $    566
Accrued expenses                                                                 378         396
Deferred revenue                                                               2,054       2,069
Capital lease obligations                                                         36          12
                                                                            --------    --------

   Total current liabilities                                                   3,212       3,043

Capital lease obligations                                                        448          14
                                                                            --------    --------

   Total liabilities                                                           3,660       3,057
                                                                            --------    --------

Stockholders' Equity:
Preferred Stock, $.01 par value.  Authorized 2,000,000 shares; none              --          --
issued or outstanding.
Common Stock, $.01 par value.  Authorized 35,000,000 shares;
issued and outstanding 13,190,577 shares.                                        132         122
Additional paid-in capital                                                    45,667      33,579
Accumulated deficit                                                          (19,441)    (16,246)
Deferred compensation on stock options                                          (848)     (1,000)
                                                                            --------     --------

   Total stockholders' equity                                                 25,510      16,455
                                                                            --------     --------

   Total liabilities and stockholders' equity                          $      29,170      19,512
                                                                            ========     ========

                           Closure Medical Corporation
                             Statement of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  Three Months Ended  Six Months Ended
                                                                  June 30,   June 30, June 30,  June 30,
                                                                    1997       1996    1997      1996

Product sales                                                  $    140    $    30 $    348  $    193
License and product development revenues                             --         --       --     3,500
                                                               ---------    ------- -------  --------
   Total revenues                                                   140         30      348     3,693
                                                               ---------    ------- -------  --------
Cost of products sold                                               271         37      422       173
                                                               ---------    ------- -------  --------
   Gross profit and license and product development revenues       (131)        (7)     (74)    3,520
                                                               ---------    ------- -------  --------
Research, development and regulatory affairs expenses               746        688    1,496     1,339
Selling and administrative expenses                               1,220        388    2,282     1,014
Payments to Caratec, L.L.C                                           --         --       --       288
                                                               ---------    ------- -------  --------
   Total operating expenses                                       1,966      1,076    3,778     2,641
                                                               ---------    ------- -------  --------

Income (loss) from operations                                    (2,097)    (1,083)  (3,852)      879

Interest expense                                                     (7)        (1)      (8)     (140)
Investment and interest income                                      405         41      665        46
                                                               ---------    ------- -------  --------

Net income (loss)                                               $(1,699) $  (1,043) $(3,195)   $  785
                                                               =========    ======== ======= ========
Shares used in computation of net income
(loss) per share                                                 13,186     10,150   12,701    10,150
                                                               =========    ======== ======= ========

Net income (loss) per share                                     $ (0.13)   $ (0.10) $ (0.25)  $  0.08
                                                               =========    ======== ======= ========


   The accompanying notes are an integral part of these financial statements.
                                       4

                           Closure Medical Corporation
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                         Six Months Ended
                                                                                 June 30,        June 30,
                                                                                   1997           1996
Cash flows from operating activities:
Net income (loss)                                                           $     (3,195)   $        785

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Amortization expense                                                                   5               5
Depreciation expense                                                                  66              25
Amortization of deferred compensation on stock options                               152               -
Net loss on disposals of fixed assets                                                  4              12
Change in accounts receivable                                                        (20)            251
Change in inventories                                                                (17)            (22)
Change in prepaid expenses                                                            52            (613)
Change in accounts payable and accrued expenses                                      160             624
Change in deferred revenue                                                           (15)            992
Change in accrued payable to Caratec, L.L.C.                                           -            (195)
Change in accrued interest due to Sharpoint
   Development Corporation                                                             -             138
                                                                              -----------     -----------

Net cash provided (used) by operating activities                                  (2,808)          2,002
                                                                              -----------     -----------


Cash flows from investing activities:
Additions to furniture, fixtures and equipment                                      (609)           (117)
Additions to intangible assets                                                       (74)            (30)
Purchases of investments                                                         (18,813)              -
Proceeds from the sale of investments                                             11,590               -
                                                                              -----------     -----------

Net cash used by investing activities                                             (7,906)           (147)
                                                                              -----------     -----------


Cash flows from financing activities:
Proceeds from notes payable to Sharpoint
   Development Corporation                                                             -             440
Net proceeds from sale of common stock                                            12,098               -
Proceeds from capital lease obligation                                               491               -
Payments under capital lease obligation                                              (33)             (6)
                                                                              -----------     -----------

Net cash provided by financing activities                                         12,556             434
                                                                              -----------     -----------

Increase in cash and cash equivalents                                              1,842           2,289
Cash and cash equivalents at beginning of period                                  13,024              20
                                                                              -----------     -----------

Cash and cash equivalents at end of period                                  $     14,866    $      2,309
                                                                              ===========     ===========

Non-Cash Transactions:
On March 29, 1996, notes payable of $10,502 and related accrued interest of $980 was converted to partners' capital.


   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization and Operations

Closure Medical Corporation ("Closure" or the "Company"), formerly named Tri-Point Medical Corporation, develops, commercializes and manufactures medical tissue cohesive products based on its proprietary cyanoacrylate technology utilized for human and veterinary wound closure. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by Tri-Point Medical L. P. (the "Partnership"). On March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint Development Corporation ("Sharpoint"), the Partnership's general partner, were transferred to the Company in exchange for one share of Common Stock. On the effective date of the Company's initial public offering, September 25, 1996, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock.

In April 1997, the Company completed its follow-on public offering. An aggregate of 1,725,000 shares (including the over-allotment option) were sold at $12.875 per share, of which 1,025,000 shares were sold by the Company and 700,000 shares were sold by a shareholder, generating net proceeds to the Company of approximately $12,020,000.

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

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 31, 1997. The Company believes that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

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

                          Closure Medical Corporation
                         Notes to Financial Statements
                                  (Unaudited)


4.  Inventories

Inventories included the following:

                                       June 30,              December 31,
                                        1997                     1996
                                                 (In thousands)

Packaging                           $         31              $          25
Raw materials                                 15                         23
Work-in-process                               33                         25
Finished goods                                50                         39
                                    ------------              -------------
                                    $        129               $        112
                                    ------------               ------------

5.  Net Income (loss) Per Share

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued from January 1, 1995 through the effective date of the Company's initial public offering on September 25, 1996 (see Note 1 above) have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to June 30, 1996.

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

7.  Contingencies

In March 1997, the Company was served with a complaint filed in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts alleging personal injury as a result of negligence by the Company in the design, testing and distribution of Avacryl, an n-butyl cyanoacrylate used in a medical procedure in 1993 as part of a clinical trial conducted by the Company pursuant to an Investigational Device Exemption. The Company's insurer has assumed the defense of this lawsuit. The Company has provided certain information in response to the discovery process. Accordingly, the Company is not yet able to assess its potential exposure in this case. Based on the limited information available to it, the Company intends to vigorously defend the lawsuit and management believes the outcome of this case will not have a material adverse effect on the Company's financial position or results of operations.

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

OVERVIEW

Since its inception in May 1990, the Company has been developing, commercializing and manufacturing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology and a substantial portion of the Company's historical expenses has consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000. On April 2, 1997, the Company completed its follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12,020,000.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $16,814,000 for the year ended December 31, 1996, or $2,604,000 excluding a one-time non-cash charge of $14,210,000 (see Note 6 to Notes to Financial Statements in Item 1 of this Form 10-Q). The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development expenses to increase in order to develop new products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to continue to incur a loss in 1997 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing Dermabond(TM), the trade name selected by Ethicon, Inc. ("Ethicon") and referred to as TraumaSeal(TM) in previous filings, including the receipt of all regulatory clearances and approvals, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

RESULTS OF OPERATIONS

Total revenues were $140,000 for the three months ended June 30, 1997, compared to $30,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, total revenues were

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

$348,000 compared to $3,693,000 for the same period in 1996. Revenues from product sales for the six months ended June 30, 1997 were $348,000, compared to $193,000 for the same period in 1996. License and product development revenues were $0 for the six months ended June 30, 1997, compared to $3,500,000 for the same period in 1996. In March 1996, the Company received $3,500,000 in license and product development revenues under the supply and distribution agreement for Dermabond(TM) entered into with Ethicon. The increase in product sales was primarily a result of increased sales volume of Octyldent(R).

Cost of products sold were $271,000 for the three months ended June 30, 1997, compared to $37,000 for the three months ended June 30, 1996, an increase of 632%. Cost of products sold as a percentage of product sales increased to 194% in the three months ended June 30, 1997, compared to 123% during the same period of 1996. For the six months ended June 30, 1997, cost of products sold were $422,000 compared to $173,000 for the same period of 1996. Cost of products sold as a percentage of product sales increased to 121% in the six months ended June 30, 1997, compared to 90% during the same period of 1996. The increase in cost of product sold was primarily a result of increased sales volume of Octyldent(R). The increase in cost of products sold as a percentage of product sales was primarily a result of the increase in the fixed portion of cost of products sold as the Company was preparing for the product launch of Dermabond(TM). Most of this increase was related to additional personnel and manufacturing process improvements.

Operating expenses were $1,966,000 for the three months ended June 30, 1997, compared to $1,076,000 for the three months ended June 30, 1996, an increase of 83%. For the six months ended June 30, 1997 and June 30, 1996, operating expenses were $3,778,000 and $2,641,000, respectively, primarily due to increased staffing, as well as the additional administrative costs associated with supporting a public company, such as directors' and officers' liability insurance, investor relations and amortization of deferred compensation related to employee and director stock options.

Interest expense was $7,000 for the three months ended June 30, 1997, compared to $1,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997 and June 30, 1996, interest expense was $8,000 and $140,000, respectively. This decrease primarily was a result of the long-term debt, including accrued interest, of the Partnership held by Sharpoint being contributed to the Partnership as $11,483,000 of partners' capital as of March 29, 1996. On September 25, 1996, this partners' capital was exchanged for shares of Common Stock of the Company.

Investment and interest income was $405,000 for the three months ended June 30, 1997, compared to $41,000 for the same period of 1996. For the six months ended June 30, 1997 and June 30, 1996, investment and interest income was $665,000 and $46,000, respectively. These increases resulted from interest earned from higher average cash and investment balances resulting from the Company's receipt of net proceeds of its initial and follow-on public offerings in September 1996 and April 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $25,638,000 at June 30, 1997, compared to $17,651,000 at December 31, 1996. On
April 2, 1997, the Company completed its follow-on offering of 1,725,000 shares of Common Stock, of which 1,025,000 shares were sold by the Company generating net proceeds to the Company of approximately $12,020,000. On September 30, 1996, the Company completed its initial public offering of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, generating net proceeds to the Company of approximately $17,926,000. In March 1996, the Company received $4,500,000 related to the supply and distribution agreement for Dermabond(TM) entered into with Ethicon. Since September 1996, Ethicon has advanced the Company approximately $1,000,000 for direct costs incurred in connection with clinical studies of Dermabond(TM), which have been classified as deferred revenue and will be credited against future royalties expected to be paid by Ethicon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Cash used by operating activities was $2,808,000 for the six months ended June 30, 1997, compared to cash provided by operating activities of $2,002,000 during the same period of 1996, primarily due to the receipt of $4,500,000 under the supply and distribution agreement for Dermabond(TM) in March 1996.

Cash used for investing activities was $7,906,000 and $147,000 for the six months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, cash was used to purchase investments, acquire capital equipment and to obtain and establish patents. During the same period of 1996, cash was used primarily to acquire capital equipment.

Cash provided by financing activities was $12,556,000 and $434,000 for the six months ended June 30, 1997 and 1996, respectively. The Company's primary financing activity during the six months ended June 30, 1997 was the Company's follow-on offering, on April 2, of 1,725,000 shares of Common Stock, of which 1,025,000 shares were sold by the Company generating net proceeds to the Company of approximately $12,020,000. During the six months ended June 30, 1996, the Company's only financing activities were borrowings from Sharpoint. In January 1997, the Company entered into a five-year capital lease covering laboratory and scientific equipment and computers. Monthly rent obligation under the lease is equal to 2.19 percent of the total equipment cost outstanding up to $1,500,000. As of June 30, 1997, the Company had borrowed approximately $491,000 under this capital lease.

The Company believes that existing cash and cash equivalents and investments, including the proceeds from its initial public offering and follow-on offering in April 1997, will be sufficient to finance its capital requirements for at least 24 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (v) the effect of competing technological and market developments and (vi) general economic conditions. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 4, 1997. At the Meeting, the following nominees were re-elected as directors of the Company to serve until the Annual Meeting of Stockholders of the Company in 2000 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee                          For                  Withheld
------------------                   ----------               --------
Dennis C. Carey                      10,889,157                10,675
F. William Schmidt                   10,889,357                10,475

In addition, at the Meeting, the stockholders of the Company approved and adopted the Company's Amended and Restated 1996 Equity Compensation Plan. The results of the voting on such matter were as follows:

      For            Against          Abstentions or Broker Non-Votes
   ----------        -------          -------------------------------
   10,708,660        114,542                      18,845


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


                                  CLOSURE MEDICAL CORPORATION



Date:  August 13, 1997   By:  \s\ Robert V. Toni
                              ----------------------------------
                                  Robert V. Toni
                                  President and Chief Executive Officer



Date:  August 13, 1997   By:   \s\ J. Blount Swain
                               ----------------------------------
                                   J. Blount Swain
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

11              Computation of Pro Forma Net Income (Loss) Per Share.

27              Financial Data Schedule.