Form 10-Q
period 1997-09-30
CLOSURE MEDICAL CORP
filed 1997-11-14
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

|X|   Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748

                           CLOSURE MEDICAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                        56-1959623
             -------------------             -------------------
               (State or other                (I.R.S. Employer
                 jurisdiction                Identification No.)
             of incorporation or
                organization)

              5265 Capital Boulevard, Raleigh, North Carolina   27616
              ----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (919) 876-7800
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at November 4, 1997
                -----                            -------------------------------

Common Stock, par value $0.01 per share                      13,241,520

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

      Item  1. Financial Statements

        Balance Sheet as of September 30, 1997 (unaudited) and
          December 31, 1996 ...................................................3

        Statement of Operations (unaudited) for the three months
          ended September 30, 1997 and 1996 and for the nine months ended
          September 30, 1997 and 1996 .........................................4

        Statement of Cash Flows (unaudited) for the nine months ended
          September 30, 1997 and 1996 .........................................5

        Notes to Financial Statements (unaudited)..............................6

      Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................8

PART II:  OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds.......................11

      Item 6. Exhibits and Reports on Form 8-K ...............................12

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Closure Medical Corporation
                                  Balance Sheet
                        (In thousands, except share data)

                                                       September 30,  December 31,
                                                           1997          1996
                                                       (Unaudited)
                                                           ----          ----
                          Assets
Current assets:
Cash and cash equivalents                                  $  9,200    $ 13,024
Short-term investments                                       14,359       4,627
Accounts receivable                                             195          67
Inventories                                                     213         112
Prepaid expenses                                                449         388
                                                           --------    --------
  Total current assets                                       24,416      18,218
                                                           --------    --------
Furniture, fixtures, and equipment                            1,920         851
Less-accumulated depreciation and amortization                 (290)       (179)
                                                           --------    --------
                                                              1,630         672
                                                           --------    --------
Long-term investments                                         3,108         409
                                                           --------    --------
Intangible assets, net of accumulated amortization              254         213
                                                           --------    --------
  Total assets                                             $ 29,408    $ 19,512
                                                           ========    ========

               Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                           $  1,452    $    566
Accrued expenses                                                534         396
Deferred revenue                                              2,037       2,069
Capital lease obligations                                       170          12
                                                           --------    --------
  Total current liabilities                                   4,193       3,043
Capital lease obligations                                       871          14
                                                           --------    --------
  Total liabilities                                           5,064       3,057
                                                           --------    --------
Stockholders' Equity:
Preferred Stock, $.01 par value, Authorized
2,000,000 shares; none issued or outstanding.                    --          --
Common Stock, $01 par value, Authorized
35,000,000 shares; issued and
outstanding 13,241,520 shares.                                  132         122
Additional paid-in capital                                   46,052      33,579
Accumulated deficit                                         (21,068)    (16,246)
Deferred compensation on stock options                         (772)     (1,000)
                                                           --------    --------
  Total stockholders' equity                                 24,344      16,455
                                                           --------    --------
  Total liabilities and stockholders' equity               $ 29,408    $ 19,512
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                       Three Months Ended                 Nine Months Ended
                                                                 September 30,    September 30,    September 30,    September 30,
                                                                      1997            1996              1997             1996
                                                                      ----            ----              ----             ----
Product sales                                                       $    591         $    106         $    939         $    298
License and product development revenues                                  --               --               --            3,500
                                                                    --------         --------         --------         --------
   Total revenues                                                        591              106              939            3,798
                                                                    --------         --------         --------         --------
Cost of products sold                                                    461              119              883              292
                                                                    --------         --------         --------         --------
   Gross profit and license and product development revenues             130              (13)              56            3,506
                                                                    --------         --------         --------         --------
Research, development and regulatory affairs expenses                    870              817            2,366            2,156
Selling and administrative expenses                                    1,266              965            3,548            1,980
Exchange of rights with Caratec, L.L.C.                                   --           14,210               --           14,210
Payments to Caratec, L.L.C.                                               --                5               --              293
                                                                    --------         --------         --------         --------
  Total operating expenses                                             2,136           15,997            5,914           18,639
                                                                    --------         --------         --------         --------

Loss from operations                                                  (2,006)         (16,010)          (5,858)         (15,133)

Interest expense                                                         (18)              (1)             (26)            (141)
Investment and interest income                                           397               25            1,062               72
                                                                    --------         --------         --------         --------
Net loss                                                            $ (1,627)        $(15,986)        $ (4,822)        $(15,202)
                                                                    ========         ========         ========         ========
Shares used in computation of net
loss per share                                                        13,212            9,739           12,873           10,012
                                                                    ========         ========         ========         ========
Net loss per share                                                  $  (0.12)        $  (1.64)        $  (0.37)        $  (1.52)
                                                                    ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Cash Flows
                                   (Unaudited)
                                  (In thousands)

                                                                   Nine Months Ended
                                                            September 30,    September 30,
                                                                 1997             1996
                                                                 ----             ----
Cash flows from operating activities:
Net loss                                                      $ (4,822)        $(15,202)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Amortization expense                                                 8                8
Depreciation expense                                               113               41
Amortization of deferred compensation on stock options             228              424
Exchange of rights with Caratec, L.L.C.                             --           14,210
Net loss on disposals of fixed assets                                4               12
Net loss on disposals of intangibles                                50               --
Change in accounts receivable                                     (128)             232
Change in inventories                                             (101)             (36)
Change in prepaid expenses                                         (61)            (400)
Change in accounts payable and accrued expenses                  1,024              622
Change in deferred revenue                                         (32)           1,497
Change in accrued payable to Caratec, L.L.C.                        --             (190)
Change in accrued interest due to Sharpoint
  Development Corporation                                           --              138
                                                              --------         --------
Net cash provided (used) by operating activities                (3,717)           1,356
                                                              --------         --------

Cash flows from investing activities:
Additions to furniture, fixtures and equipment                  (1,075)            (332)
Additions to intangible assets                                     (99)             (41)
Purchases of investments                                       (28,999)              --
Proceeds from the sale of investments                           16,568               --
                                                              --------         --------
Net cash used by investing activities                          (13,605)            (373)
                                                              --------         --------

Cash flows from financing activities:
Proceeds from notes payable to Sharpoint
  Development Corporation                                           --              440
Net proceeds from sale of common stock                          12,483           17,958
Proceeds from  capital lease obligation                          1,066               --
Payments under capital lease obligation                            (51)              (9)
                                                              --------         --------

Net cash provided by financing activities                       13,498           18,389
                                                              --------         --------
Increase (decrease) in cash and cash equivalents                (3,824)          19,372
Cash and cash equivalents at beginning of period                13,024               20
                                                              --------         --------
Cash and cash equivalents at end of period                    $  9,200         $ 19,392
                                                              ========         ========


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

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except with respect to the recognition of royalty revenue from the Company's marketing partner, Ethicon, Inc. ("Ethicon") as discussed below. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company recognizes revenue for sales of Dermabond to its marketing partner, Ethicon, at an agreed-upon amount per unit at the time the products are shipped. Thirty days after the end of each calendar quarter, Ethicon provides a summary of its sales of Dermabond, and at that time the Company recognizes the effect of both an additional royalty and any purchase price adjustment to its previously recognized sales revenue.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

3.  Taxes

No federal or state income tax provision has been provided for income tax purposes, as the Company does not expect to have a tax liability for the year ending December 31, 1997. Additionally, the deferred tax asset that might be recorded as a result of net operating losses under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," has been offset by a related valuation allowance because realization of the asset is not likely. Accordingly, no benefit has been recorded.

4.  Inventories

Inventories included the following:

                            September 30,     December 31,
                                1997              1996
                                ----              ----
                                   (In thousands)

Packaging                    $      37         $      25
Raw materials                       36                23
Work-in-process                     95                25
Finished goods                      45                39
                             ---------         ---------
                             $     213         $     112
                             ---------         ---------

5.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

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

7.  Contingencies

In March 1997, the Company was served with a complaint filed in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts alleging personal injury as a result of negligence by the Company in the design, testing and distribution of Avacryl, an n-butyl cyanoacrylate used in a medical procedure in 1993 as part of a clinical trial conducted by the Company pursuant to an Investigational Device Exemption. The Company's insurer has assumed the defense of this lawsuit and has informed the Company that the Plaintiff has orally agreed to accept $40,000 in settlement of all claims against Closure, of which amount the Company is liable for a $10,000 deductible. The Company believes the final outcome and its potential exposure in this case will not have a material adverse effect on the Company's financial position or results of operations.

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

Results of Operations

Total revenues were $591,000 for the three months ended September 30, 1997, compared to $106,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, total revenues were $939,000 compared to $3,798,000 for the same period in 1996. Revenues from product sales for the nine months ended September 30, 1997 were $939,000, compared to $298,000 for the same period in 1996. License and product development revenues were $0 for the nine months ended September 30, 1997, compared to $3,500,000 for the same period in 1996. In March 1996, the Company received $3,500,000 in license and product development revenues under the supply and distribution agreement for Dermabond(TM) entered into with Ethicon. The increase in 1997 product sales was primarily a result of increased sales volume of Octyldent(R), Nexaband(R) and Dermabond(TM).

Cost of products sold were $461,000 for the three months ended September 30, 1997, compared to $119,000 for the three months ended September 30, 1996, an increase of 287%. Cost of products sold as a percentage of product sales decreased to 78% in the three months ended September 30, 1997, compared to 112% during the same period of 1996. For the nine months ended September 30, 1997, cost of products sold were $883,000 compared to $292,000 for the same period of 1996. Cost of products sold as a percentage of product sales decreased to 94% in the nine months ended September 30, 1997, compared to 98% during the same period of 1996. The increase in cost of products sold was primarily a result of increased sales volume of Octyldent(R), Nexaband(R) and Dermabond(TM). The decrease in cost of products sold as a percentage of product sales was primarily a result of the fixed portion of cost of products sold being allocated over this increased sales volume.

Operating expenses were $2,137,000 for the three months ended September 30, 1997, compared to $15,997,000 for the three months ended September 30, 1996, a decrease of 87%. For the nine months ended September 30, 1997 and September 30, 1996, operating expenses were $5,914,000 and $18,638,000, respectively. Included in operating expenses during the three and nine months ended September 30, 1996 was a one-time non-cash charge of $14,210,000 related the exchange by Caratec, L.L.C. ("Caratec"), a former limited partner of the Company's former predecessor, Tri-Point Medical L. P. (the "Partnership"), of its right to receive various payments from the Partnership and its limited partnership interest for Common Stock of the Company. Excluding the exchange with Caratec, total operating expenses increased by $350,000 and $1,486,000 for the three and nine months ended September 30, 1997, respectively, versus comparable periods of 1996. These increases are primarily due to increased staffing, as well as the additional administrative costs associated with supporting a public company, such as directors' and officers' liability insurance, investor relations and amortization of deferred compensation related to employee and director stock options.

Interest expense was $18,000 for the three months ended September 30, 1997, compared to $1,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 and September 30, 1996, interest expense was $26,000 and $141,000, respectively. This decrease primarily was a result of the long-term debt, including accrued interest, of the Partnership held by Sharpoint being contributed to the Partnership as $11,483,000 of partners' capital as of March 29, 1996. On September 25, 1996, this partners' capital was exchanged for shares of Common Stock of the Company.

Investment and interest income was $397,000 for the three months ended September 30, 1997, compared to $25,000 for the same period of 1996. For the nine months ended September 30, 1997 and September 30, 1996, investment and interest income was $1,062,000 and $72,000, respectively. These increases resulted from interest earned from higher average cash and investment balances resulting from the Company's receipt of net proceeds of its initial and follow-on public offerings in September 1996 and April 1997, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents and short-term investments totaled $23,559,000 at September 30, 1997, compared to $17,651,000 at December 31, 1996.
On April 2, 1997, the Company completed its follow-on offering of 1,725,000 shares of Common Stock, of which 1,025,000 shares were sold by the Company generating net proceeds to the Company of approximately $12,020,000. On September 30, 1996, the Company completed its initial public offering of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, generating net proceeds to the Company of approximately $17,926,000. In March 1996, the Company received $4,500,000 related to the supply and distribution agreement for Dermabond(TM) entered into with Ethicon. Since September 1996, Ethicon has advanced the Company approximately $1,000,000 for direct costs incurred in connection with clinical studies of Dermabond(TM), which have been classified as deferred revenue and will be credited against future royalties expected to be paid by Ethicon.

Cash used by operating activities was $3,717,000 for the nine months ended September 30, 1997, compared to cash provided by operating activities of $1,356,000 during the same period of 1996, primarily due to the receipt of $4,500,000 under the supply and distribution agreement for Dermabond(TM) in March 1996.

Cash used for investing activities was $13,605,000 and $373,000 for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, cash was used to purchase investments, acquire capital equipment and to obtain and establish patents. During the same period of 1996, cash was used primarily to acquire capital equipment.

Cash provided by financing activities was $13,498,000 and $18,389,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company's primary financing activity during the nine months ended September 30, 1997 was the Company's follow-on offering, on April 2, of 1,725,000 shares of Common Stock, of which 1,025,000 shares were sold by the Company generating net proceeds to the Company of approximately $12,020,000. During the nine months ended September 30, 1996, the Company's primary financing was the Company's initial public offering, on September 25, of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company generating net proceeds of approximately $17,926,000. In January 1997, the Company entered into a five-year capital lease covering laboratory and scientific equipment and computers. Monthly rent obligation under the lease is equal to 2.19 percent of the total equipment cost outstanding up to $1,500,000. As of September 30, 1997, the Company had borrowed approximately $1,066,000 under this capital lease.

The Company believes that existing cash and cash equivalents and investments, including the proceeds from its initial public offering and follow-on offering in April 1997, will be sufficient to finance its capital requirements for at least 18 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (v) the effect of competing technological and market developments and (vi) general economic conditions. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

The Company's Registration Statement on Form S-1 (Registration No. 333-5425) (the "Registration Statement") for the Company's initial public offering of 3,000,000 shares of Common Stock of the Company (the "Offering") was declared effective by the Securities and Exchange Commission on September 25, 1996 and the Offering was completed on September 30, 1996. Lehman Brothers Inc. and Sands Brothers & Co., Ltd. were managing underwriters of the Offering, pursuant to which the Company sold 2,550,000 shares of Common Stock at $8.00 per share (for an aggregate offering price of $20,400,000) and a selling stockholder sold 450,000 shares of Common Stock at $8.00 per share (for an aggregate offering price of $3,600,000). Total expenses of the Offering paid by the Company were approximately $2,474,000, comprised of underwriting discounts and commissions of approximately $1,428,000 and other offering expenses of approximately $1,046,000. Such underwriting discounts and commissions and other expenses paid by the Company do not include any direct or indirect payments to directors, officers, any associates of the foregoing, affiliates of the Company or persons owning ten percent or more of the Common Stock of the Company. The net proceeds to the Company from the Offering were approximately $17,926,000.

For the period beginning on the effective date of the Registration Statement on September 25, 1996 through September 30, 1997, reasonable estimates of the uses of proceeds from the Offering are as follows:

                                                          (millions)
                                                           --------
      Working capital                                       $2.6
      Research and development and regulatory affairs        3.4(a)
      Capital expenditures                                    .3(b)
      Obtain and protect patents                              .1
                                                            ----
            Total                                           $6.4

Of the above uses of proceeds attributed to working capital, approximately $111,000 represented direct payments to directors for annual board compensation and meeting fees and expenses and approximately $1,031,000 represented payments to officers of the Company for compensation. Included in the payments to directors was approximately $38,000 to two individuals beneficially owning ten percent or more of the Common Stock of the Company. Additionally, reflected in working capital is approximately $120,000 paid to a consultant who provides services to the Company.

Temporary investments during this period have consisted primarily of corporate and municipal bonds and money market funds. The Company invested all of the net proceeds, approximately $18 million, upon the completion of the Offering and such amount has been reduced as the expenditures described above have been incurred. As of September 30, 1997, the Company had approximately $17.5 in short-term and long-term investments, which amount also includes proceeds of the Company's follow-on offering in April 1997.

(a)   Regulatory affairs expenses primarily consist of clinical trials expenses.

(b) Of the Company's capital expenditures of approximately $1.3 million for this period, approximately $1 million has been financed through a capital lease agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 1 of Part I of this Form 10-Q).

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            11 Computation of pro forma net income (loss) per share (see Note 5 to Notes to Financial Statements in Item 1 of this Form 10-Q).

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLOSURE MEDICAL CORPORATION



Date:  November 14, 1997         By: \s\ Robert V. Toni
                                     -------------------------------------
                                     Robert V. Toni
                                     President and Chief Executive Officer



Date:  November 14, 1997         By: \s\ J. Blount Swain
                                     -------------------------------------
                                     J. Blount Swain
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                            Description
 11          Computation of Pro Forma Net Income (Loss) Per Share.
 27          Financial Data Schedule.