Form 10-K
period 1997-12-31
CLOSURE MEDICAL CORP
filed 1998-03-26
CIK 1016006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to ____________



                         Commission file number 0-28748





                          Closure Medical Corporation
            (Exact name of registrant as specified in its charter)


                   Delaware                        56-1959623
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)     Identification No.)

                5250 Greens Dairy Road, Raleigh, North Carolina
                   (Address of principal executive offices)



                                     27616
                                  (Zip Code)


      Registrant's telephone number, including area code: (919) 876-7800


          Securities registered pursuant to Section 12(b) of the Act:



 Title of each class      Name of each exchange on which registered
---------------------     ------------------------------------------
          None                                None

          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.01 per share
                               (Title of class)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 18, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $131,721,000. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 18, 1998, there were 13,255,680 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy materials for its 1998 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS




PART I ...............................................................................  3
   ITEM 1. BUSINESS ..................................................................  3
   ITEM 2. PROPERTIES ................................................................ 16
   ITEM 3. LEGAL PROCEEDINGS ......................................................... 16
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................... 16
PART II .............................................................................. 17
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS ...................................................................... 17
   ITEM 6. SELECTED FINANCIAL DATA ................................................... 18
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS ................................................................ 19
   ITEM 8. FINANCIAL STATEMENTS ...................................................... 22
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURES ........................................................ 22
PART III ............................................................................. 23
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................... 23
   ITEM 11. EXECUTIVE COMPENSATION ................................................... 23
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........... 23
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................... 23
PART IV .............................................................................. 24
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ......... 24

     Unless the context indicates otherwise, the terms "Closure" and "Company" refer to Closure Medical Corporation. References in this Annual Report on Form 10-K ("Annual Report") to Closure or the Company also include, unless the context indicates otherwise, Closure's predecessor, Tri-Point Medical L.P. (the "Partnership"). Effective January 13, 1997, the Company changed its name from Tri-Point Medical Corporation to Closure Medical Corporation.

     "Octyldent" and "Nexaband" are federally registered trademarks of the Company. "Nexacryl" is a trademark of the Company. "DERMABOND" is a trademark of Ethicon, Inc., the Company's marketing partner for the product. All other trade names and trademarks appearing in this Annual Report are the property of their respective holders. Prior to the selection of the trademark "DERMABOND" by Ethicon, Inc., DERMABOND was referred to as TraumaSealTM by the Company.

                                    PART I

ITEM 1. Business.

Forward-Looking Statements

     In this Annual Report on Form 10-K or the Exhibits hereto, the statements contained or incorporated by reference herein that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates" or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth below. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.


Risk Factors

     In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered.

     Continuing Operating Losses. The Company has incurred net losses in each year since its inception, including net losses of approximately $6.8 million for the year ended December 31, 1997. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials and general and administrative expenses. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company expects to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable is dependent in large part on its success in obtaining regulatory approvals or clearances for its products, commercializing the Company's lead product, DERMABOND, expanding its manufacturing capacity, developing and marketing new products and entering into additional marketing agreements where appropriate and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the Company will generate significant revenue or become profitable on a sustained basis, if at all. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Early Commercialization; Dependence on New Products and Technologies; Uncertainty of Market Acceptance. The Company is in the early stage of product commercialization and has derived only limited revenue from sales of certain products to its marketing partners. The Company submitted a premarket approval application ("PMA") to market DERMABOND in the United States and the General and Plastic Surgery Devices Panel, an advisory committee of the U.S. Food and Drug Administration (the "FDA"), unanimously recommended approval with conditions of the Company's PMA for DERMABOND in January 1998. The Company has several additional potential products in development. The Company believes that its long-term viability and growth will depend in large part on receiving regulatory clearances or approvals for and the successful commercialization of DERMABOND and other new products resulting from its research and development activities. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization. There can be no assurance that the Company's development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all. Moreover, commercial applications of the Company's absorbable formulations are relatively new and evolving. The successful development and market acceptance of the Company's proposed products are subject to inherent developmental risks, including ineffectiveness or lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost and preclusion or obsolescence resulting from third parties' proprietary rights or superior or equivalent products, as well as general economic conditions affecting purchasing patterns.

     There can be no assurance that the Company and its marketing partners will be able to commercialize successfully or achieve market acceptance of the Company's technologies or products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. The failure to develop and market successfully new products would have a material adverse effect on the Company's results of operations and financial condition. See "Products" and "Manufacturing."

     Uncertainty of Regulatory Approval for DERMABOND. Although the General and Plastic Surgery Devices Panel, an FDA advisory committee, unanimously recommended approval with conditions of the Company's PMA for DERMABOND, the regulatory process is lengthy, expensive and uncertain. The panel recommended two labeling conditions: a statement to remind physicians to adequately cleanse wounds using appropriate techniques and a statement that DERMABOND is not intended to replace sutures beneath the skin when sutures are clinically indicated. A PMA for DERMABOND is anticipated after the Company passes an inspection by the FDA for compliance with the Good Manufacturing Practices ("GMPs") described in the FDA's Quality System Regulation (QSR), including validation of its manufacturing process, and receives FDA approval of labeling and approval of the Company's color additive petition ("CAP") for use of a color additive in DERMABOND. The FDA has advised the Company that it will have to demonstrate adequate control of its manufacturing process for DERMABOND. The Company is completing the validation of its manufacturing process, which it believes will demonstrate this control. The Company's CAP for DERMABOND is subject to independent review and approval by the FDA's Center for Food Safety and Applied Nutrition. There can be no assurance that the Company will be able to obtain the necessary approvals from the FDA to market and manufacture DERMABOND in the United States for its intended use on a timely basis, if at all. A delay in receipt of or failure to receive such approvals would have a material adverse effect on the Company's results of operations and financial condition. Although the Company has received authorization to display the CE mark for DERMABOND, which allows the product to be marketed throughout the European Union, additional authorizations may be required in other foreign jurisdictions where DERMABOND will be marketed. A delay in receipt of or failure to receive such approvals could have a material adverse effect on the Company's results of operations and financial condition. See " -- Effects of FDA and other Government Regulation" and "Government Regulations."

     Limited Manufacturing Experience. The Company has limited manufacturing capacity and has limited experience in manufacturing its products. The Company's future success is dependent on its ability to manufacture its products in commercial quantities, in compliance with regulatory requirements, at an acceptable cost and with sufficient stability. The Company currently manufactures all of its products in a 15,000 square foot facility in Raleigh, North Carolina. The Company recently relocated its corporate offices to a new 50,000 square foot facility in Raleigh and is in the process of relocating its manufacturing operations to the same facility. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve sufficient manufacturing capabilities to enable it to satisfy demand if DERMABOND is fully commercialized, or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to expand its manufacturing capacity sufficiently to meet the requirements for DERMABOND of Ethicon, Inc. ("Ethicon"), the Company's marketing partner for DERMABOND, as set forth under their agreement, Ethicon may itself then manufacture DERMABOND and only pay the Company royalties on sales. The resulting loss of payments from Ethicon for the purchase of DERMABOND from the Company would have a material adverse effect on the Company's results of operations and financial condition.

     In addition, the manufacture of the Company's products will be subject to periodic inspection by regulatory authorities and certain marketing partners, and the Company's manufacture of its products for human use is subject to regulation and inspection from time to time by the FDA for compliance with current GMPs, as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that the Company will satisfy these requirements for DERMABOND. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or delay in attaining compliance may adversely affect the Company's manufacturing activities and could result in, among other things, FDA refusal to grant premarket approvals or clearances for pending or future products, issuances of Warning Letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of the Company's manufacturing facilities and processes may subject the Company to further FDA inspections and review prior to implementation of such modifications. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances would have a material adverse effect on the Company's results of operations and financial condition. See " -- Effects of FDA and Other Government Regulation," "Marketing Partners" and "Manufacturing."

     Dependence on Marketing Partners. The Company has limited experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its nonabsorbable products has included entering into agreements with other companies to market current and certain future products incorporating the Company's technology. The Company derived all of its fiscal 1997 revenues from the sale of products to its marketing partners. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company. The Company may establish a sales force to market certain future products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all.

     The Company is dependent for product sales revenues for its nonabsorbable products upon the success of the Company's marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional option or license fees to the Company or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. There can be no assurance that DERMABOND will be launched in the manner and on the timetable expected by the Company, as such determinations are entirely within the control of Ethicon, the Company's marketing partner. Certain agreements also permit the marketing partners to pursue existing or alternative technologies in preference to the Company's technology. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Marketing Partners."

     Potential Adverse Effect of Competition and Technological Change. The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, the Company believes that DERMABOND will compete with the suture products of Ethicon, the world leader in the wound closure market, and Tyco International Ltd., as well as the staple products of Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, and United States Surgical Corporation. In addition, there are currently two other cyanoacrylate-based topical adhesives with which DERMABOND may compete, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Sherwood-Davis & Geck has test marketed a similar adhesive, Indermil, in the United Kingdom. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development.

     Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory clearances or approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or product commercialization earlier than the Company, any of which could materially adversely affect the Company. Furthermore, if the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Finally, under the terms of the Company's marketing agreements, the Company's marketing partners may pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that will compete with the Company's products. See "Competition and Technological Change."

     Dependence on Sole Source Supplier. The Company currently purchases cyanoacetate, the primary raw material used in manufacturing most of the Company's products, from a single qualified source. Upon manufacturing scale-up there can be no assurance that the Company will be able to obtain adequate increased commercial quantities within a reasonable period of time or at commercially reasonable rates. Lack of adequate commercial quantities or inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time or any interruptions in supply in the future could have a material adverse effect on the Company's ability to manufacture its products, including DERMABOND, and, consequently, could have a material adverse effect on the Company's results of operations and financial condition. See " -- Dependence on Marketing Partners," "Marketing Partners" and "Manufacturing."

     Dependence on Patents, Trade Secrets and Proprietary Rights. The Company's success depends in large part on whether it can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has ten U.S. patents with expiration dates ranging from 2004 to 2014 and one foreign patent, and has filed applications for nine additional U.S. patents in addition to certain corresponding patent applications outside the United States. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's results of operations and financial condition.

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

     Litigation, which could result in substantial costs to and diversion of efforts by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company that claim technology also claimed by the Company prepare and file patent applications in the United States, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs to and diversion of efforts by the Company, even if the eventual outcome is favorable to the Company. Litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using certain technology and, consequently, could have a material adverse effect on the Company's results of operations and financial condition.

     In addition to patent protection, the Company relies on unpatented trade secrets and proprietary technological expertise. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to the Company's trade secrets and proprietary technological expertise or disclose such trade secrets, or that the Company can ultimately protect its rights to such unpatented trade secrets and proprietary technological expertise. The Company relies, in part, on confidentiality agreements with its marketing partners, employees, advisors, vendors and consultants to protect its trade secrets and proprietary technological expertise. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors. Failure to obtain or maintain patent or trade secret protection, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. See "Patents, Trade Secrets and Proprietary Rights."

     Effects of FDA and Other Government Regulation. As newly developed medical devices, the Company's medical tissue cohesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, prior to their sale. In order to obtain such clearances or approvals, medical tissue cohesives must be shown to be efficacious and safe for use in humans. The Company's current and future medical tissue cohesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"). The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and premarket approval requirements and GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting.

     The regulatory process is lengthy, expensive and uncertain. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain FDA clearance or approval through either the 510(k) premarket notification

("510(k)") process or the lengthier PMA approval process. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. In addition, FDA approval of color additives used to color a medical device, such as the D & C Violet No. 2 in DERMABOND, often must be obtained through the CAP process. The 510(k), PMA and CAP processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate clearance or approval. There can be no assurance that the Company will obtain the necessary clearances or approvals to market its products. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of Warning Letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

     Medical devices also are subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

     The Company's current medical devices for human use are at different stages of FDA review. There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMAs to market and manufacture its products in the United States for their intended use on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's results of operations and financial condition. See " -- Uncertainty of Regulatory Approval for DERMABOND," " -- Limited Manufacturing Experience" and "Government Regulations."

     Effects of International Sales. The Company and its marketing partners intend to market the Company's current and future products outside the United States as well as domestically. A number of risks are inherent in international transactions. In order for the Company to market its products in Europe, Australia, Canada and certain other foreign jurisdictions, the Company must obtain required market authorizations and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for authorizations to market, may differ from the FDA regulatory scheme. There can be no assurance that the Company will obtain market authorizations in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign market authorizations. Delays in receipt of authorizations to market the Company's products in foreign countries, failure to receive such authorizations or the future loss of previously received authorizations could have a material adverse effect on the Company's results of operations and financial condition. International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs. The Company's royalties from international sales of DERMABOND are based on net sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any foreign market. See "Marketing Partners" and "Government Regulations."

     Future Capital Needs and Uncertainty of Additional Financing. The Company has expended and expects to continue to expend substantial funds to complete the research, development and clinical testing of its existing products and future products in development and to establish commercial-scale manufacturing facilities. The Company believes that existing cash and cash equivalents and short-term investments, which totaled $21.7 million as of December 31, 1997, will be sufficient to finance its capital requirements for at least 18 months. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. Other than the Company's equipment financing line of credit and term loan, the Company currently has no commitments for any additional financing, and there can be no assurance that adequate funds for the Company's operations from the Company's revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, and could have a material adverse effect on the Company's results of operations and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Business Overview
     Closure develops, manufactures and commercializes medical tissue cohesive products based on its proprietary cyanoacrylate technology. The Company's medical tissue cohesives can be used to close and seal wounds and incisions rapidly and stop leakage of blood and other body fluids from injured tissue. Closure's medical tissue cohesive products align and seal injured tissue without the trauma caused by suturing or stapling and allow natural healing to proceed. In addition, Closure believes that its medical tissue cohesive products result in lower overall procedure costs and are easier and quicker to use than sutures or staples.

     The Company's lead product, DERMABOND, is a nonabsorbable tissue cohesive that can be used to replace sutures and staples for certain topical wound closure applications. On January 30, 1998, the General and Plastic Surgery Devices Panel, an advisory committee of the FDA, unanimously recommended approval with conditions of the Company's PMA for DERMABOND. Assuming the receipt of necessary regulatory approvals, DERMABOND is expected to be marketed in the United States, Brazil, Japan and Canada by the end of 1998. The Company's marketing partner for DERMABOND, Ethicon, launched DERMABOND on a limited basis in 23 countries outside the United States in late 1997 after the Company received authorization to display the CE mark.

     The Company has two other nonabsorbable products for human use and a product line for veterinary uses. Octyldent, which received 510(k) clearance from the FDA, is a topical sealant currently used in conjunction with Actisite(R), a site-specific drug delivery system manufactured by ALZA Corporation ("ALZA"), to treat adult periodontal disease. Octyldent is marketed with Actisite(R) in the United States by Procter & Gamble/ALZA, Partners for Oral Health Care (the "Procter & Gamble/ALZA Partnership") and outside the United States by ALZA. Nexacryl is a topical sealant to be used in the repair of corneal ulcers and lacerations and is awaiting PMA approval. The Company has entered into a marketing agreement with Chiron Vision Corporation ("Chiron") for exclusive worldwide marketing and distribution of Nexacryl. Nexaband is a product line of five topical tissue cohesives marketed by Farnam Companies, Inc. ("Farnam") and used in veterinary wound closure and management.

     The Company is currently developing additional nonabsorbable tissue cohesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

     Closure is also developing absorbable cyanoacrylate products for internal applications. In January 1998, Closure established the Absorbable Cohesive Technology Division, which has separate personnel and a separate research and development facility, in order to develop and commercialize its absorbable cohesive products. Any future absorbable products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

Technology Overview
     Closure's medical tissue cohesive products are based on its proprietary cyanoacrylate technology. Cyanoacrylates are a family of liquid monomers that react under a variety of conditions to form polymer films with strong adhesive properties. Industrial adhesives based on cyanoacrylates were first introduced in 1958 and are widely used in the aerospace and automotive industries, as well as in consumer products such as super glue. Closure's technology enables it to develop nonabsorbable formulations for topical use and absorbable formulations for internal use. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then slough off naturally as new skin cells are produced and the wound bed heals. Absorbable formulations may be used to close or seal internal wounds and degrade, in a predictable, biocompatible manner, into components that are eliminated from the body naturally.

     The Company's proprietary technology allows it to customize the physical and chemical properties of cyanoacrylates to meet specific market needs. These properties include viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation. The Company's current products perform consistently and reproducibly, do not require special preparation or refrigeration and have shelf-lives of at least 18 months.

     Closure has developed applicator and packaging technology to deliver DERMABOND and other products to wound sites in order to enhance the utility of its products. The current DERMABOND applicator contains a catalyst that controls the rate of polymerization and allows the cohesive film to be applied in multiple layers, which enhances bond strength.

     During the years ended December 31, 1995, 1996 and 1997, the Company spent $652,000, $861,000 and $1,639,000, respectively, on research and development activities.

Products
     The Company's medical tissue cohesive products are an alternative to the traditional method of closing topical and internal wounds and incisions. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound, may cause leakage or additional scarring at the small puncture sites, require anesthetics, are time-consuming to apply, and generally require return patient visits and physician time to remove the sutures or staples. Medical tissue cohesives may be applied quickly, may not require anesthetics, do not induce trauma to surrounding tissues and do not require return visits to the physician for removal.


  DERMABOND

     The Company's lead product, DERMABOND, is a topical tissue cohesive used to close wounds from skin lacerations and incisions, minimally invasive surgery and plastic surgery. DERMABOND is used as a replacement for sutures or staples or in conjunction with subcuticular sutures or staples. DERMABOND is intended to be used topically for wound closure on low skin tension areas of the body and is not intended for use on the hands, feet or across joints. Although the purchase cost of DERMABOND is expected to be greater than sutures or staples, the Company believes that the use of DERMABOND will result in lower overall material and procedure costs because of reduced treatment time, elimination of the need for anesthetics, simplification of post-closure wound care and elimination of suture or staple removal.

     On January 30, 1998, the General and Plastic Surgery Devices Panel, an FDA advisory committee, unanimously recommended approval with conditions of the Company's PMA for DERMABOND. The panel recommended two labeling conditions: a statement to remind physicians to adequately cleanse wounds using appropriate techniques and a statement that DERMABOND is not intended to replace sutures beneath the skin when sutures are clinically indicated.

     The Company completed an 818-patient controlled, randomized clinical trial of DERMABOND at ten sites throughout the United States. The clinical trial compared wound closure utilizing DERMABOND with wound closure utilizing sutures or staples. The clinical trial demonstrated DERMABOND to be at least comparable to topical nonabsorbable U.S.P. size 5.0 or smaller diameter sutures, staples or adhesive strips/tapes in wound closure, wound healing, cosmetic outcome and infection rate, and also demonstrated that the use of DERMABOND substantially reduced procedure time and inflammation.

     A PMA for DERMABOND is anticipated after the Company passes a GMP inspection by the FDA, including validation of its manufacturing process, and receives FDA approval of labeling and approval of the Company's CAP for use of a color additive in DERMABOND. There can be no assurance as to the timing of these events. See "Risk Factors--Uncertainty of Regulatory Approval for DERMABOND."

     In March 1996, the Company entered into an agreement with Ethicon, a subsidiary of Johnson & Johnson and a world leader in wound closure products, to market and distribute DERMABOND. The Company received authorization to display the CE mark for DERMABOND in the European Union in August 1997, which allows DERMABOND to be marketed throughout the European Union. Ethicon launched DERMABOND on a limited basis in 23 countries outside the United States in late 1997. Assuming the receipt of necessary regulatory approvals, product launch of DERMABOND is expected in the United States, Brazil, Japan and Canada by the end of 1998.


       Other Products

     Octyldent, the Company's first product for human use, is a topical sealant used in conjunction with site-specific sustained release antibacterial drug therapy to treat adult periodontal disease. Octyldent seals the pocket of a diseased gum where Actisite-, a therapeutic drug delivery system manufactured by ALZA, has been inserted, thereby allowing the system to remain in place over a ten-day period. Octyldent is marketed with Actisite- by the Procter & Gamble/ALZA Partnership in the United States and outside the United States by ALZA. Nexacryl is a topical sealant to be used in the repair of corneal ulcers and lacerations. The Company received an approvable letter from the FDA for its PMA application for Nexacryl and PMA approval is contingent upon sterilization validation studies and FDA approval of labeling. The Company's marketing partner for Nexacryl is Chiron. The Company has five topical tissue cohesive products sold under the Nexaband trade name used in veterinary wound closure and management procedures. The Nexaband products are distributed through Farnam, a leader in large animal over-the-counter products and small and large animal ethical product markets.


     Products in Development

     The Company is currently developing additional nonabsorbable tissue cohesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."

     In January 1998, Closure established the Absorbable Cohesive Technology Division, which has separate personnel and a separate research and development facility, in order to develop and commercialize its absorbable cohesive products. The Division will be responsible for developing absorbable cyanoacrylate products for internal applications. The Company presently has two products in development, a surgical tissue cohesive to be used to close internal surgical incisions and traumatic wounds and a surgical sealant to be used to control post-surgical leakage at suture closure sites. Any future absorbable products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."



     Ethicon and Other Marketing Agreements

     The Company's strategy for its current nonabsorbable products is to enter into marketing agreements with marketing partners to sell its products. The Company is dependent on its marketing partners to market and distribute these products. Although the Company believes that its marketing partners have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. Any future products of the Company may be sold through marketing partners or a direct sales force. See "Risk Factors--Dependence on Marketing Partners."

     In March 1996, the Company entered into a renewable, eight-year supply and distribution agreement with Ethicon, a subsidiary of Johnson & Johnson, which provides Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND, the Company's lead nonabsorbable product. The agreement provides for certain up-front and milestone payments to the Company, provides for the reimbursement of certain expenses associated with clinical trials, requires Ethicon to make minimum purchases that escalate annually after receipt of FDA or European Community approval and requires Ethicon to pay royalties based upon net sales. Ethicon may renew the agreement for additional one-year periods. The agreement is terminable upon specified events, including (i) material breach by either party, (ii) insolvency of either party and (iii) failure to obtain regulatory approval for DERMABOND in the United States within two years from the date of submission of the Company's 510(k) notification or PMA. Upon certain events of default, including failure to provide an adequate supply of product, Ethicon may terminate its arrangement to purchase DERMABOND from the Company, and Ethicon may itself then manufacture DERMABOND and only pay the Company royalties based on sales. See "Risk Factors -- Limited Manufacturing Experience," "Risk Factors -- Dependence on Marketing Partners," "Products -- DERMABOND" and "Manufacturing."

     The Company entered into a supply agreement with the Procter & Gamble/ALZA Partnership which grants it non-exclusive worldwide rights to market and distribute Octyldent with Actisite(R), a product manufactured by ALZA. The Company entered into a supply agreement with ALZA which grants it non-exclusive rights to market Octyldent worldwide, except in the United States, Canada, Mexico and Venezuela, where the Procter & Gamble/ALZA Partnership has marketing rights. The agreements guarantee the Company minimum purchases annually and provide for specified prices per unit. The agreements have automatic renewals for additional one-year periods and are terminable upon specified events, including, among others, certain breaches and revocation or suspension of the Company's 510(k) clearance for Octyldent.

     The Company entered into a supply and distribution agreement with Chiron which provides it with the exclusive rights to market, sell and distribute certain human ophthalmic products on a worldwide basis and provides Chiron with an option to expand its coverage to include new products. The Company will receive a milestone payment upon FDA marketing approval of its first ophthalmic product, Nexacryl. The agreement guarantees the Company minimum purchases that escalate annually and has a term of 10 years from the effective date of U.S. regulatory approval of the last-approved product. The agreement is terminable upon specified events, including, among others, certain breaches or upon 30 days' notice from Chiron as to any product for which FDA clearance or approval is then pending or 180 days' notice from Chiron for products for which FDA clearance or approval is obtained. In certain circumstances, Chiron may terminate its arrangement to purchase products from the Company, and may itself then manufacture such products and only pay the Company royalties based on sales.

     In December 1992, the Company entered into a renewable, seven-year development and distribution agreement with Farnam. The Company granted Farnam the exclusive rights to market, sell and distribute its Nexaband line of veterinary products to the ethical veterinary market in North America. In addition to the existing nonabsorbable Nexaband products covered by this agreement, Farnam has exclusive rights in North America to any absorbable veterinary cohesive products developed by the Company. The agreement provides for minimum purchases which increase annually and is terminable upon specified events, including material breach by either party. The agreement will automatically renew for successive one-year periods contingent on Farnam meeting required levels of purchases.

Patents, Trade Secrets and Proprietary Rights

     The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has ten U.S. patents with expiration dates ranging from 2004 to 2014 and one foreign patent, and has filed applications for nine additional U.S. patents in addition to certain patent applications outside the United States. The issued U.S. patents relate to the Company's tissue cohesive formulations and delivery technology. The pending U.S. patent applications relate to the Company's formulations, sterilization, processes and delivery technology.

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

     Litigation, which could result in substantial costs to and diversion of efforts by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company that claim technology also claimed by the Company prepare and file patent applications in the United States, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs to and diversion of efforts by the Company, even if the eventual outcome is favorable to the Company. Litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's results of operations and financial condition.

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


     FDA Regulation

     Most medical devices, including the Company's medical tissue cohesives for humans, are subject to stringent government regulation in the United States by the FDA under the FDC Act, and, in many instances, by foreign and state governments. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and premarket approval requirements and GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting. The regulatory process is lengthy, expensive and uncertain. Securing FDA approvals and clearances may require the submission of extensive preclinical and clinical data and supporting information to the FDA. Failure to comply with applicable requirements can result in refusal to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of Warning Letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. See "Risk Factors -- Effects of FDA and Other Government Regulation."

     Under the FDC Act, medical devices are classsified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier PMA process. If a color additive is used to color the medical device, the manufacturer may be required to submit a CAP and obtain FDA approval for use of the color additive in production of the device. A 510(k) premarket notification will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA may request extensive data, including clinical studies of the device's safety and effectiveness, before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, although it may take longer. A PMA application must be filed if a product is found to be not substantially equivalent to a legally marketed Class I or II device or if it is a Class III device for which the FDA has called for PMAs. DERMABOND and Nexacryl are Class III medical devices. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Similarly, a CAP must be supported with extensive data and information demonstrating the safety of the color additive under the conditions of intended use in the device. Before initiating human clinical trials, the manufacturer often must first obtain an Investigational Device Exemption ("IDE") for the proposed medical device. Prior to granting a PMA, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMPs and the FDA must approve final labeling. Approval of a PMA or a CAP could take two or more years from the date of submission of the application or petition. The PMA and CAP processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

     Modifications or enhancements to products that are either cleared through the 510(k) process or approved through the PMA process that could affect safety or effectiveness or effect a major change in the intended use of the device may require further FDA review through new 510(k) or PMA submissions. Additionally, future modifications of the Company's manufacturing facilities and processes may subject the Company to further FDA inspections and review prior to implementation of such modifications.

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

     The Company's current medical devices for human use are at different stages of FDA review. In January 1998, the General and Plastic Surgery Devices Panel, an FDA advisory committee, unanimously recommended approval with conditions of the Company's PMA for DERMABOND. The panel recommended two labeling conditions: a statement to remind physicians to adequately cleanse wounds using appropriate techniques and a statement that DERMABOND is not intended to replace sutures beneath the skin when sutures are clinically indicated. A PMA for DERMABOND is anticipated after the Company passes a GMP inspection by the FDA, including validation of its manufacturing process, and receives FDA approval of labeling and approval of the Company's CAP for use of a color additive in DERMABOND. Octyldent, the Company's product sold in conjunction with Actisite(R), received 510(k) clearance in 1990, and is subject to GMP, postmarket reporting and other FDA requirements. Nexacryl has received an approvable letter from the FDA and PMA approval is anticipated following sterilization validation studies and FDA approval of labeling.

     There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA and CAP approvals to market its products in the United States for their intended use on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors -- Uncertainty of Regulatory Approval for DERMABOND," "Risk Factors -- Limited Manufacturing Experience" and "Risk Factors -- Effects of FDA and Other Government Regulation."

 Foreign Regulatory Matters

     In order for the Company to market its products in Europe, Australia, Canada and certain other foreign jurisdictions, the Company must obtain required market authorizations and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for authorizations to market, may differ from the FDA regulatory scheme. The time required to obtain authorization for marketing of the Company's products in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than market authorizations. There can be no assurance that the Company will obtain market authorizations in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign market authorizations. Delays in receipt of authorizations to market the Company's products in foreign countries, failure to receive such authorizations or the future loss of previously received authorizations could have a material adverse effect on the Company's results of operations and financial condition.

     Pursuant to the FDC Act, a non-FDA approved medical device may be exported to any country, provided that the device complies with the laws of that country and has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and countries in the European Union and the European Economic Area. Generally, export of unapproved devices (i.e., those requiring a PMA in the U.S.) that do not have marketing authorization in a listed country will continue to require prior FDA export authorization.

     Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive ("MDD"). As of June 14, 1998, compliance with the MDD requires that manufacturers of devices covered by the MDD must obtain the right to display the CE mark, which allows the device to be marketed, put into service and circulated freely within the European Union. The Company received authorization to display the CE mark in the European Union for DERMABOND and other topical and ophthalmic tissue cohesive applications in August 1997 and for Octyldent in August 1995. The Company plans to pursue the right to display the CE mark on future products for human use that the Company may develop. There can be no assurance that the Company will be successful in obtaining the right to display the CE mark on any additional medical devices. Failure to obtain the right to display the CE mark on its medical devices could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors -- FDA and Other Government Regulation."

     Upon receipt of the CE mark, every six months for two years and annually thereafter, the Company must demonstrate that its quality management system meets the requirements of the MDD and its technical documentation for products displaying the CE mark is accurate and reflects the current manufacturing process. See "Manufacturing."


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


Manufacturing

     The Company has devoted considerable resources to the development of manufacturing processes and technologies capable of providing its products with clinical efficacy, safety, ease of use and suitable shelf life. The Company has developed a manufacturing process designed to produce a highly purified base material which is not achievable by other existing methodologies. The Company relies heavily on internal trade secrets and technological expertise and expects to keep its manufacturing process in-house and, where applicable, seek patent protection for specific manufacturing applications.

     The Company currently manufactures all of its products in a 15,000 square foot facility in Raleigh, North Carolina. This facility integrates production, bottling, labeling and packaging capabilities for products currently being marketed. The

Company recently relocated its corporate offices to a new 50,000 square foot facility in Raleigh and is in the process of relocating its manufacturing operations to the same facility. The Company expects that its manufacturing operations in the new facility will be validated and fully operational by the fourth quarter of 1998 and believes that this facility will be sufficient to meet Ethicon's worldwide market demand for DERMABOND. See "Item 2 -- Properties."

     The Company is implementing a multiphase plan for additional expansion of its manufacturing capabilities in conjunction with the launch of DERMABOND in Europe and the future launch of the product in the United States. Part of this expansion is the integration of all the operations associated with the filling and packaging of DERMABOND, which currently are completed by outside providers. Such expansion and scale-up is expected to occur over the next three years and will provide for sufficient capacity for all current products, including DERMABOND, as well as planned new product introductions. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve large-scale manufacturing capabilities or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to expand sufficiently its manufacturing capacity to meet Ethicon's requirements for DERMABOND as set forth under their agreement, Ethicon may itself then manufacture DERMABOND and only pay the Company royalties based on sales. See "Risk Factors -- Limited Manufacturing Experience" and "Marketing Partners."

     In June 1997, in connection with the Company's application for its CE mark to market DERMABOND in the European Union, the Company was registered by its notified body, British Standards Institution ("BSI"), to certify that the Company's quality management system complies with the requirements of the ISO 9002 international quality assurance standard issued by the International Organization of Standardization of Geneva, Switzerland. In January 1998, BSI expanded the scope of the Company's quality system certification to include compliance with ISO 9001, a comprehensive international standard for manufacturing and servicing firms for quality assurance in design, development, production, installation and servicing.

     The Company presently purchases cyanoacetate, the primary raw material used in the manufacture of the Company's medical cohesives, from one source. The Company has the capability of manufacturing cyanoacetate if necessary, and cyanoacetate may be available from a second supplier. The Company would be required to qualify the quality assurance systems of an additional supplier prior to its use as a source of supply. The other raw materials used in manufacturing and packaging the Company's products are readily available from multiple sources, as is its process control equipment. See "Risk Factors -- Dependence on Sole Source Supplier."

     The Company presently hires filling and packaging employees on a temporary basis, and the Company expects that a portion of the Company's future packaging requirements will be completed by outside providers.


Competition and Technological Change

     The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, the Company believes that DERMABOND will compete with the suture products of Ethicon, the world leader in the wound closure market, and Tyco International Ltd., as well as the staple products of Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, and United States Surgical Corporation. In addition, there are currently two other cyanoacrylate-based topical adhesives with which DERMABOND may compete, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Sherwood-Davis & Geck has test marketed a similar adhesive, Indermil, in the United Kingdom. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products.

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


Employees

     As of March 18, 1998, the Company had 61 full-time employees, of whom 48 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 13 were dedicated to administrative activities. Nine members of the Company's research and development staff have doctoral or advanced degrees. The Company intends to recruit additional personnel in connection with the research, development and manufacturing of its products. None of the Company's employees is represented by a union, and the Company believes relationships with its employees are good.


Executive Officers of the Company

     The table below sets forth the names, ages and titles of the persons who are the executive officers of the Company as of March 18, 1998.



Name                             Age  Position
------------------------------- ----- -----------------------------------------------------------
Robert V. Toni ................  57   President and Chief Executive Officer and Director
J. Blount Swain ...............  41   Vice President of Finance and Chief Financial Officer
Joe B. Barefoot ...............  47   Vice President of Regulatory Affairs and Quality Assurance
Dennis D. Burns ...............  52   Vice President/General Manager, Absorbable Cohesive
                                      Technology Division
Jeffrey G. Clark ..............  44   Vice President of Research and Development
William M. Cotter .............  47   Vice President of Manufacturing and Operations
Anthony J. Sherbondy ..........  44   Vice President of New Business Generation

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

     Dennis D. Burns has served as Vice President/General Manager of the Company's newly-formed Absorbable Cohesive Technology Division since February 1998. From 1994 to 1997, Mr. Burns was principal of The Delta Group, a healthcare consulting company he founded in 1994, through which he functioned as President of EpiGenesis Pharmaceuticals. From 1992 to 1994, he was President and Chief Executive Officer of Macronex, Inc., an immunotherapy company. From 1979 to 1992, Mr. Burns held various executive positions at Johnson & Johnson, most recently from 1988 to 1992 as Vice President, Business Development of Ortho Biotech, Inc. Mr. Burns holds a B.S. degree in Biology from Manhattan College.

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

     William M. Cotter has served as Vice President of Manufacturing and Operations of the Company since June 1997. From 1989 to 1997, Mr. Cotter was Vice President of Operations (North America) of Sanofi Diagnostics Pasteur, Inc., a company involved in the design, manufacturing and marketing of in vitro diagnostics instrumentation and biological reagents. From 1984 to 1988, he worked at Genetic Systems Corporation, a subsidiary of Bristol Myers Company, where he was involved in the commercialization of one of the first diagnostic test kits for the HIV virus. Prior to that time, Mr. Cotter worked at Advanced Technology Laboratories, Inc., a division of E.R. Squibb Company, from 1980 to 1984. Mr. Cotter holds a B.A. degree from Ohio University.

     Anthony J. Sherbondy has served as Vice President of New Business Generation of the Company since January 1998. Prior to that time, Mr. Sherbondy served as Director of Marketing of the Company from October 1996. From 1995 to 1996, he was the principal executive and founder of MedNet Market Research, LLC, a healthcare market research company. From 1992 to 1995, Mr. Sherbondy served as Director of Sales and Marketing Operations for Pasteur-Merieux-Connaught, a Rh-ne-Poulenc company. From 1983 to 1992, he held various positions at IOLAB Corporation, a Johnson & Johnson company. Mr. Sherbondy holds a B.A. degree from California State University and an M.B.A. from The Claremont Graduate School.


ITEM 2. Properties.

     In February 1997, the Company entered into a ten-year lease for approximately 50,000 square feet of office, laboratory and manufacturing space in Raleigh, North Carolina for, among other things, the corporate headquarters of the Company and the expansion of manufacturing capacity. The term of this lease began in September 1997. The Company recently relocated its corporate offices to this new facility and is in the process of relocating its manufacturing operations to the same facility. The Company expects that its manufacturing operations in the new facility will be validated and fully operational by the fourth quarter of 1998. The Company also leases approximately 15,000 square feet of office, laboratory and manufacturing space in Raleigh and presently manufactures all of its products in this facility, and leases a 5,800 square foot facility in Raleigh in which the Company's recently formed Absorbable Cohesive Technology Division conducts its research and development activities and other operations. The Company recently negotiated lease extensions for these two facilities through November 1998 and March 2001, respectively.


ITEM 3. Legal Proceedings.

     In March 1997, the Company was served with a complaint filed in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts alleging personal injury as a result of negligence by the Company in the design, testing and distribution of Avacryl, an n-butyl cyanoacrylate used in a medical procedure in 1993 as part of a clinical trial conducted by the Company pursuant to an IDE. The Company's insurer assumed the defense of this lawsuit. This case is in the process of being settled. The Company has paid a nominal amount in full payment of its share of the settlement,

     The Company is currently not a party to any material legal proceedings.


ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Price Range of Common Stock and Dividend Policy

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



                                                       High        Low
                                                    ---------- ----------
1996
  Third Quarter (from September 25, 1996) .........  $  8.13    $  8.00
  Fourth Quarter ..................................    17.75       5.75
1997
  First Quarter ...................................  $ 21.50    $ 12.50
  Second Quarter ..................................    23.75      14.25
  Third Quarter ...................................    38.75      18.00
  Fourth Quarter ..................................    35.13      21.88

     As of March 18, 1998, there were approximately 256 holders of record of the Company's Common Stock. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.


     Use of Proceeds from Initial Public Offering

     The Company's Registration Statement on Form S-1 (Registration Statement No. 333-5425) for the Company's initial public offering (the "IPO") of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, was declared effective by the Commission on September 25, 1996 (the "Effective Date"). The net proceeds to the Company from the IPO were approximately $17,926,000.

     For the period beginning on the Effective Date through December 31, 1997, reasonable estimates of the uses of proceeds from the IPO are as follows:



                                                         (millions)
                                                       --------------
      Working capital ................................    $  3.4
      Research and development and regulatory affairs        4.6 (a)
      Capital expenditures ...........................        .3 (b)
      Obtain and protect patents .....................        .1
                                                          ------
      Total ..........................................       8.4

     Of the above uses of proceeds attributed to working capital, approximately $116,000 represented direct payments to directors for annual board compensation and meeting fees and expenses and approximately $1,276,000 represented payments to officers of the Company for compensation. Included in the payments to directors was approximately $38,000 to two individuals beneficially owning ten percent of more of the Common Stock of the Company. Additionally, reflected in the working capital is approximately $150,000 paid to a consultant who provides services to the Company.

(a) Regulatory affairs expenses primarily consist of clinical trials expenses.

(b) Of the Company's capital expenditures of approximately $3.2 million for this period, approximately $2.9 million has been financed through a capital lease agreement (see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

ITEM 6. Selected Financial Data.

     The selected financial data set forth below for each year in the five year period ended December 31, 1997 have been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The balance sheets as of December 31, 1996 and 1997 and the related statements of operations and of cash flows for the years ended December 31, 1995, 1996 and 1997 and notes thereto appear elsewhere in this Annual Report. This data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.



                                                                                       Year ended December 31,
                                                                     ------------------------------------------------------------
                                                                         1993        1994        1995        1996         1997
                                                                     ----------- ----------- ----------- ------------ -----------
                                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product sales ......................................................  $  1,048    $  1,478    $  1,380    $     496    $  1,551
License and product development revenues ...........................       162          25          --        3,500          --
                                                                      --------    --------    --------    ---------    --------
   Total revenues ..................................................     1,210       1,503       1,380        3,996       1,551
Cost of products sold ..............................................       366         528         531          460       1,398
                                                                      --------    --------    --------    ---------    --------
Gross profit and license and product development revenues ..........       844         975         849        3,536         153
                                                                      --------    --------    --------    ---------    --------
Research, development and regulatory affairs expenses ..............       863       1,231       1,637        3,167       3,594
Selling and administrative expenses ................................     1,037       1,366       1,589        2,879       4,752
Charges related to Partnership capital changes (1) .................        --          --       3,500       14,210          --
Payments to CRX Medical, Inc. and Caratec, L.L.C. ..................       150         150         250          293          --
                                                                      --------    --------    --------    ---------    --------
   Total operating expenses ........................................     2,050       2,747       6,976       20,549       8,346
                                                                      --------    --------    --------    ---------    --------
Loss from operations ...............................................    (1,206)     (1,772)     (6,127)     (17,013)     (8,193)
Interest expense ...................................................        --          --          --           --         (72)
Investment and interest income .....................................        --           2           2          337       1,436
Interest expense to Sharpoint Development Corporation ..............      (342)       (445)       (847)        (138)         --
                                                                      --------    --------    --------    ---------    --------
Net loss ...........................................................  $ (1,548)   $ (2,215)   $ (6,972)   $ (16,814)   $ (6,829)
                                                                      ========    ========    ========    =========    ========
Net loss per common share -- basic and diluted (2) ................. $   (0.16)  $   (0.23)  $   (0.73)   $   (1.63)   $  (0.53)
                                                                     =========   =========   =========    =========    ========
Shares used in computation of net loss per common share -- basic
  and diluted (2) ..................................................     9,600       9,600       9,600       10,285      12,966
                                                                     =========   =========   =========    =========    ========


                                                                                        As of December 31,
                                                                    ----------------------------------------------------------
                                                                        1993        1994        1995        1996       1997
                                                                    ----------- ----------- ------------ ---------- ----------
                                                                                          (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments ..............  $     11    $     30    $      20    $17,651    $21,694
Working capital (deficit) .........................................      (392)        (10)        (395)    15,175     18,034
Total assets ......................................................       764         784          908     19,512     30,419
Long-term debt and capital lease obligations, less current portion      5,232       7,851       10,088         14      2,400
Total partners' capital (deficit) and stockholders' equity ........    (5,163)     (7,378)     (10,850)    16,455     22,419

---------
(1) Includes for 1995 a one-time non-cash charge of $3,500,000 which represented the estimated fair value of the limited partnership interests of certain employee limited partners admitted to the Partnership on December 31, 1995. Immediately prior to the Company's initial public offering, on September 25, 1996, the Company consummated an exchange of obligations of and interests in the Partnership for 9,600,000 shares of Common Stock. In connection with this exchange, Caratec, L.L.C. exchanged its right to receive various payments from the Partnership and its limited partnership interest for 1,776,250 shares of Common Stock. This transaction resulted in a non-cash expense for 1996 of $14,210,000 which equaled the difference between the value of the Common Stock issued to Caratec, L.L.C. and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital. See Note 1 to Notes to Financial Statements.

(2) See Note 2 to Notes to Financial Statements for a discussion of the basis for reported net loss per common share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates" or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth in Item 1 of this Annual Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

     The following discussion should be read in conjunction with the Company's financial statements, including the notes thereto, included elsewhere in this Annual Report.


Overview

     Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure on humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses has consisted of research and development and clinical trial expenses. Through the closing of the Company's initial public offering of Common Stock on September 30, 1996, the Company funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of the Company's products and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12,020,000.

     The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $6,829,000 for the year ended December 31, 1997. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, including the receipt of all regulatory clearances and approvals, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

     Immediately prior to the Company's initial public offering, on September 25, 1996, the Company consummated an exchange of obligations of and interests in the Partnership for an aggregate of 9,600,000 shares of Common Stock (the "Exchange"). As of March 29, 1996, the long-term debt of the Partnership held by Sharpoint, including accrued interest, was contributed to the Partnership as $11,483,000 of partners' capital. During the period from May 1990 through the consummation of the Exchange. CRX Medical, Inc. ("CRX") and its successor, Caratec, L.L.C. ("Caratec"), as limited partners of the Partnership, received payments of approximately $993,000 based on net revenues pursuant to the partnership agreement. These payment obligations ceased upon the consummation of the Exchange. As part of the Exchange, Caratec exchanged its right to receive payments based on net revenues and its right to receive, as a limited partner in the Partnership, a percentage of the proceeds of a sale of all or substantially all of the assets of the Partnership for 1,776,250 shares of Common Stock. This transaction resulted in a one-time non-cash charge of $14,210,000 which equaled the difference between the value of the Common Stock issued to Caratec and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital.

     Historically, there was no provision for federal or state income taxes in the financial statements of the Company's predecessor, Tri-Point Medical L.P., because income or loss generated by the Partnership was included by the partners in their personal income tax returns. Since the Company's incorporation on February 20, 1996, the Company has been subject to federal and state corporate income taxes, but none have been paid due to losses generated for tax purposes.

     The Company was formed on February 20, 1996 and substantially all of the assets of the Partnership were transferred to the Company as of March 1, 1996. The net operating losses to March 1, 1996 will not be available to the Company to offset any future taxable income for federal income tax purposes because it was a partnership for that period.

     The Company incurred compensation expense of $500,000 and $304,000 for the years ended December 31, 1996 and 1997, respectively, in connection with options for Common Stock granted to employees, consultants and directors because such options had a weighted average exercise price of $2.73 per share below the fair market value of the Common Stock. Such expense will be approximately $304,000 per year in the next two years and $88,000 in the subsequent year as the options vest. Such expense could increase during a given year if the vesting of options were to accelerate upon the occurrence of certain events.


Results of Operations

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Total revenues for 1997 decreased 61% to $1,551,000 from $3,996,000 for 1996. This decrease was primarily the result of the receipt of $3,500,000 in March 1996 in license and product development revenues under the supply and distribution agreement for DERMABOND. Product sales increased to $1,551,000 for 1997 from $496,000 for 1996.

     Cost of products sold for 1997 increased to $1,398,000 from $460,000 for 1996. Cost of products sold as a percentage of product sales decreased to 90% for 1997 from 93% for 1996. This decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND, Nexaband and Octyldent, resulting in the fixed portion of cost of products sold being allocated over higher sales.

     Operating expenses for 1997 decreased to $8,346,000 from $20,549,000 for 1996. Included in operating expenses for 1996 was a one-time non-cash charge of $14,210,000 related to the exchange by Caratec, a former limited partner of the Company's predecessor, Tri-Point Medical L.P., of its right to receive various payments from the Partnership and its limited partnership interest for Common Stock of the Company. Excluding this non-cash charge, total operating expenses for 1996 were $6,339,000 compared to $8,346,000 for 1997, representing a 32% increase for 1997. This increase was primarily attributable to the addition of personnel in research and development, new business generation and administrative departments reflecting the growth of the Company. In addition, in 1997 the Company incurred additional administrative costs associated with supporting a public company, such as directors' and officers' liability insurance, investor relations and other professional fees. These increases were offset by decreases in costs associated with the conduct of clinical trials for DERMABOND.

     Interest expense for 1997 was $72,000 as a result of debt incurred during the year associated with a new lease line and a term loan entered into during March and November 1997, respectively. See " -- Liquidity and Capital Resources."

     Investment and interest income for 1997 increased to $1,436,000 from $337,000 in 1996. This increase was a result of interest earned from higher average cash and investment balances resulting from the proceeds of the Company's public offerings in September 1996 and April 1997.


     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Total revenues were $3,996,000 for 1996 compared to $1,380,000 for 1995. This increase resulted from the receipt of $3,500,000 in March 1996 in license and product development revenues under the supply and distribution agreement for DERMABOND. Product sales decreased to $496,000 for 1996 from $1,380,000 for 1995. This decrease was attributable to decreased sales volume of Octyldent as a result of the inventory build-up by the Company's marketing partner during 1995.

     Cost of products sold for 1996 decreased to $460,000 from $531,000 for 1995. Cost of products sold as a percentage of product sales increased to 93% for 1996 from 38% for 1995. This increase in cost of products sold as a percentage of product sales was primarily a result of the decreased sales volume of Octyldent, resulting in the fixed portion of cost of products sold being allocated over lower sales, and additional costs associated with the expansion of the Company's manufacturing capabilities in anticipation of future DERMABOND production.

     Operating expenses for 1996 increased to $20,549,000 from $6,976,000 for 1995. Included in operating expenses for 1996 was a one-time non-cash charge of $14,210,000 described above. Included in operating expenses for 1995 was a one-time non-cash charge of $3,500,000 representing the estimated fair value of the partnership interest of certain employee limited partners admitted into the Partnership on December 31, 1995. Excluding these non-cash charges, total operating expenses increased 82% to $6,339,000 for 1996 from $3,476,000 for 1995. These increases related to costs associated with the conduct of clinical trials for DERMABOND, financial advisory and professional fees and the amortization of deferred compensation related to employee and director stock options.

     Interest expense for 1996 decreased 84% to $138,000 compared to $847,000 for 1995. This decrease was primarily a result of the related debt being converted to capital as of March 29, 1996.

     Investment and interest income for 1996 increased to $337,000 from $2,000 in 1995. This increase was a result of interest earned from higher average cash and investment balances resulting from the proceeds of the Company's initial public offering.


Liquidity and Capital Resources

     The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through December 31, 1997, the Company has raised approximately $30.0 million in equity financing. Through March 29, 1996, the Partnership had borrowed approximately $9,571,000 from Sharpoint, which excludes accrued interest of $931,000 converted to long-term debt on December 31, 1994. As of March 29, 1996, all such long-term debt, including accrued interest, was contributed as partners' capital to the Partnership. During 1997, the Company entered into and received approximately $3.0 million from a new lease line and a term loan. Subsequently, in February 1998, the Company received an additional $1.5 million under its $3.0 million term loan, representing the balance issuable under the term loan. In addition, the Company received $5.5 million related to the supply and distribution agreement for DERMABOND entered into with Ethicon in March 1996, of which $2.0 million has been classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon.

     Cash used by operating activities was $5,585,000 for 1997 as compared to cash provided by operating activities of $287,000 during 1996. Operating activities used cash of $2,113,000 during 1995. These changes in cash from operations were primarily due to the receipt during 1996 of $3,500,000 from Ethicon under the supply and distribution agreement for DERMABOND.

     Cash used for investing activities was $14,052,000 during 1997, up from $5,637,000 and $104,000 for 1996 and 1995, respectively. These increases in 1997 and 1996 were primarily to purchase investments, acquire capital equipment and to obtain and establish patents. During 1995, cash was used primarily to acquire capital equipment.

     Cash provided by financing activities was $13,890,000 and $18,354,000 for 1997 and 1996, respectively. The Company's primary financing activities during these periods were the Company's public offerings. In addition, the Company has commitments from lenders, including an equipment lease line and a term loan, to borrow up to $4.5 million for equipment financing and leasehold improvements. As of December 31, 1997, the Company had borrowed approximately $3.0 million under these agreements.

     The Company believes that existing cash and cash equivalents and short-term investments, which totaled $21.7 million as of December 31, 1997, will be sufficient to finance its capital requirements for at least 18 months. The Company expects to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

     The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and commercialize successfully its lead product, DERMABOND, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for its future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments and (vii) general economic conditions. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit and term loan, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. See "Risk Factors -- Future Capital Needs and Uncertainty of Additional Financing."

     The Company is aware of the issues associated with the year 2000 situation in existing computer systems and continues to evaluate appropriate courses of corrective actions, if any. The Company believes that the year 2000 issue will not significantly impact the financial position of the Company or pose significant operational problems.


ITEM 8. Financial Statements.

     The financial statements of the Company required by this item are attached to this Annual Report beginning on page F-1.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's definitive 1998 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1997. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.


ITEM 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to the Company's definitive 1998 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to the Company's definitive 1998 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.


ITEM 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to the Company's definitive 1998 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Financial Statements.

     The financial statements listed in the accompanying Index to Financial Statements at page F-1 are filed as part of this Annual Report.


     2. Financial Statement Schedules.

     All financial statement schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.


     3. Exhibits. (See (c) below)


     (b) Reports on Form 8-K

     The Company did not file a report on Form 8-K during the quarter ended December 31, 1997.


     (c) Exhibits.

     The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.



        Exhibit
        Number         Description
---------------------- --------------------------------------------------------------------------------------------------------
    3.1                Restated Certificate of Incorporation. (Exhibit 3.1)(1)
    3.2                Amendment to Restated Certificate of Incorporation. (Exhibit 3.2)(2)
    3.3                By-Laws. (Exhibit 3.2)(1)
   10.1                Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP Southeast Portfolio
                       Partners, L.P. and the Company. (Exhibit 10.1)(1)
  10.2  +              Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the
                       Company. (Exhibit 10.8)(1)
10.3(double dagger)*   Amended and Restated 1996 Equity Compensation Plan of the Company.
10.4(double dagger)    Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the Company.
                       (Exhibit 10.10)(1)
10.5(double dagger)    Employment Agreement, dated as of May 31, 1996, between J. Blount Swain and the Company.
                       (Exhibit 10.11)(1)
10.6(double dagger)    Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company.
                       (Exhibit 10.12)(1)
10.7(double dagger)    Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company.
                       (Exhibit 10.13)(1)
10.8(double dagger)    Consulting Agreement, dated as of May 31, 1996, between Steven A. Kriegsman and the Company.
                       (Exhibit 10.14)(1)
   10.9                Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C. and the Company.
                       (Exhibit 10.15)(1)
   10.10               Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI
                       Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Robert V. Toni, J. Blount
                       Swain, Jeffrey G. Clark, Joe B. Barefoot and the Company. (Exhibit 10.16)(1)
   10.11               Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P.,
                       OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Caratec, L.L.C.,
                       Robert V. Toni, J. Blount Swain, Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham,
                       Jeffrey C. Leung, Anthony V. Seaber and the Company. (Exhibit 10.17)(1)
   10.12               Amendment, dated June 18, 1996, to Office-Warehouse Lease Agreement, dated as of November 7,
                       1995, between AP Southeast Portfolio Partners, L.P. and the Company. (Exhibit 10.18)(1)
   10.13               Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company.
                       (Exhibit 10.19)(2)
   10.14               Master Lease Agreement, dated as of January 29, 1997, between Transamerica Business Credit
                       Corporation and the Company. (Exhibit 10.20)(2)
  10.15 *              Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the Company.
  10.16 *              Promissory Note, dated November 14, 1997, issued by the Company to NationsBank, N.A.

         Exhibit
          Number            Description
-------------------------   --------------------------------------------------------------------------------------------------
 10.17*                     Security Agreement, dated November 14, 1997, between the Company and NationsBank, N.A.
 10.18*                     Pledge Agreement, dated November 14, 1997, between the Company and NationsBank N.A.
10.19(double dagger)*       Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company.
10.20(double dagger)*       Employment Agreement, dated as of January 1, 1998, between Anthony J. Sherbondy and the
                            Company.
10.21(double dagger)*       Employment Agreement, dated as of February 18, 1998, between Dennis D. Burns and the Company.
 10.22*                     Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between AP Southeast
                            Portfolio Partners, L.P. and the Company.
 10.23*                     Representative and Manufacturing Facility Agreement, dated January 1, 1998, between Innocoll GmbH and the Company.
   11*                      Statement re: Computation of Per Share Earnings.
 23.1*                      Consent of Price Waterhouse LLP.
 24.1*                      Power of Attorney (included on signature page to this Annual Report).
   27*                      Financial Data Schedule.

---------
     * Filed herewith.

 + Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

     (double dagger) Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997, and incorporated herein by reference.


     (d) Financial Statement Schedules.

     None.

                          CLOSURE MEDICAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS




                                                                                Page
                                                                               -----
Report of Independent Accountants ............................................  F-2
Financial Statements:
 Balance Sheet as of December 31, 1996 and 1997 ..............................  F-3
 Statement of Operations for the years ended December 31, 1995, 1996 and 1997   F-4
 Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997   F-5
 Statement of Partners' Deficit and Stockholders' Equity for the years ended
   December 31, 1995, 1996 and 1997 ..........................................  F-6
 Notes to Financial Statements ...............................................  F-7

                       Report of Independent Accountants



To the Board of Directors
and Stockholders of
Closure Medical Corporation



In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and partners' deficit and stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation (the "Company") at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Raleigh, North Carolina
January 29, 1998

                          CLOSURE MEDICAL CORPORATION


                                 BALANCE SHEET


                     (In thousands, except per share data)



                                                                                 December 31,
                                                                           -------------------------
                                                                               1996         1997
                                                                           ------------ ------------
 Assets
 Cash and cash equivalents ...............................................  $  13,024    $   7,277
 Short-term investments ..................................................      4,627       14,417
 Accounts receivable .....................................................         67        1,226
 Inventories .............................................................        112          347
 Prepaid expenses ........................................................        388          367
                                                                            ---------    ---------
  Total current assets ...................................................     18,218       23,634
 Furniture, fixtures and equipment, net ..................................        672        3,694
 Restricted investments ..................................................         --        1,517
 Long-term investments ...................................................        409        1,298
 Intangible assets, net ..................................................        213          276
                                                                            ---------    ---------
  Total assets ...........................................................  $  19,512    $  30,419
                                                                            =========    =========
 Liabilities and Stockholders' Equity
 Accounts payable ........................................................  $     566    $     478
 Accrued expenses ........................................................        396        2,598
 Deferred revenue ........................................................      2,069        2,019
 Capital lease obligations ...............................................         12          155
 Current portion of long-term debt .......................................         --          350
                                                                            ---------    ---------
  Total current liabilities ..............................................      3,043        5,600
 Capital lease obligations ...............................................         14        1,250
 Long-term debt less current portion .....................................         --        1,150
                                                                            ---------    ---------
  Total liabilities ......................................................      3,057        8,000
                                                                            ---------    ---------
 Preferred Stock, $.01 par value. Authorized 2,000 shares; none issued
  or outstanding .........................................................         --           --
 Common Stock, $.01 par value. Authorized 35,000 shares; issued and
  outstanding 12,150 and 13,242 shares, respectively .....................        122          132
 Additional paid-in capital ..............................................     33,579       46,058
 Accumulated deficit .....................................................    (16,246)     (23,075)
 Deferred compensation on stock options ..................................     (1,000)        (696)
                                                                            ---------    ---------
  Total stockholders' equity .............................................     16,455       22,419
                                                                            ---------    ---------
  Total liabilities and stockholders' equity .............................  $  19,512    $  30,419
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION


                            STATEMENT OF OPERATIONS


                     (In thousands, except per share data)



                                                                                          Year Ended December 31,
                                                                                    ------------------------------------
                                                                                        1995        1996         1997
                                                                                    ----------- ------------ -----------
 Product sales ....................................................................  $  1,380    $     496    $  1,551
 License and product development revenues .........................................        --        3,500          --
                                                                                     --------    ---------    --------
  Total revenues ..................................................................     1,380        3,996       1,551
 Cost of products sold ............................................................       531          460       1,398
                                                                                     --------    ---------    --------
  Gross profit and license and product development revenues .......................       849        3,536         153
                                                                                     --------    ---------    --------
 Research, development and regulatory affairs expenses ............................     1,637        3,167       3,594
 Selling and administrative expenses ..............................................     1,589        2,879       4,752
 Charges related to partnership capital changes ...................................     3,500       14,210          --
 Payments to Caratec, L.L.C. ......................................................       250          293          --
                                                                                     --------    ---------    --------
  Total operating expenses ........................................................     6,976       20,549       8,346
                                                                                     --------    ---------    --------
 Loss from operations .............................................................    (6,127)     (17,013)     (8,193)
 Interest expense .................................................................        --           --         (72)
 Investment and interest income ...................................................         2          337       1,436
 Interest expense to Sharpoint Development Corporation ............................      (847)        (138)         --
                                                                                     --------    ---------    --------
 Net loss .........................................................................  $ (6,972)   $ (16,814)   $ (6,829)
                                                                                     ========    =========    ========
 Shares used in computation of net loss per common share -- basic and diluted .....     9,600       10,285      12,966
 Net loss per common share -- basic and diluted ...................................  $  (0.73)   $   (1.63)   $  (0.53)

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION


                            STATEMENT OF CASH FLOWS


                                (In thousands)



                                                                                             Year Ended
                                                                                            December 31,
                                                                                           --------------
                                                                                                1995
                                                                                           --------------
Cash flows from operating activities:
Net loss .................................................................................    $(6,972)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense .....................................................................         31
Depreciation expense .....................................................................         51
Changes related to partnership capital changes ...........................................      3,500
Amortization of deferred compensation on stock options ...................................         --
Net loss on disposals of fixed assets ....................................................         55
Net loss on disposals of intangible assets ...............................................         14
Change in accounts receivable ............................................................       (137)
Change in inventories ....................................................................         --
Change in prepaid expenses ...............................................................           (4)
Change in accounts payable and accrued expenses ..........................................        303
Change in deferred revenue ...............................................................         78
Change in accrued payable to Caratec, L.L.C. .............................................        125
Change in accrued interest due to Sharpoint Development Corporation ......................        843
                                                                                              ---------
Net cash provided (used) by operating activities .........................................     (2,113)
                                                                                              ---------
Cash flows from investing activities:
Additions to furniture, fixtures and equipment ...........................................        (57)
Additions to intangible assets ...........................................................        (47)
Purchases of investments .................................................................         --
Proceeds from the sale of investments ....................................................         --
                                                                                              ---------
Net cash used by investing activities ....................................................       (104)
                                                                                              ---------
Cash flows from financing activities:
Proceeds from notes payable to Sharpoint Development Corporation .........................      2,216
Proceeds from borrowings .................................................................         --
Net proceeds from sale of common stock ...................................................         --
Payments under capital lease obligations .................................................           (9)
                                                                                              ----------
Net cash provided by financing activities ................................................      2,207
                                                                                              ---------
Increase (decrease) in cash and cash equivalents .........................................        (10)
Cash and cash equivalents, beginning of year .............................................         30
                                                                                              ---------
Cash and cash equivalents, end of year ...................................................    $    20
                                                                                              =========



                                                                                            Year Ended December 31,
                                                                                           --------------------------
                                                                                                1996         1997
                                                                                           ------------- ------------
Cash flows from operating activities:
Net loss .................................................................................   $ (16,814)   $  (6,829)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense .....................................................................          11           11
Depreciation expense .....................................................................          85          184
Changes related to partnership capital changes ...........................................      14,210           --
Amortization of deferred compensation on stock options ...................................         500          304
Net loss on disposals of fixed assets ....................................................          38            4
Net loss on disposals of intangible assets ...............................................          58           50
Change in accounts receivable ............................................................         199       (1,159)
Change in inventories ....................................................................           7         (235)
Change in prepaid expenses ...............................................................        (361)          21
Change in accounts payable and accrued expenses ..........................................         420        2,114
Change in deferred revenue ...............................................................       1,991          (50)
Change in accrued payable to Caratec, L.L.C. .............................................        (195)          --
Change in accrued interest due to Sharpoint Development Corporation ......................         138           --
                                                                                             ---------    ---------
Net cash provided (used) by operating activities .........................................         287       (5,585)
                                                                                             ---------    ---------
Cash flows from investing activities:
Additions to furniture, fixtures and equipment ...........................................        (519)      (1,732)
Additions to intangible assets ...........................................................         (82)        (124)
Purchases of investments .................................................................      (5,494)     (33,369)
Proceeds from the sale of investments ....................................................         458       21,173
                                                                                             ---------    ---------
Net cash used by investing activities ....................................................      (5,637)     (14,052)
                                                                                             ---------    ---------
Cash flows from financing activities:
Proceeds from notes payable to Sharpoint Development Corporation .........................         440           --
Proceeds from borrowings .................................................................          --        1,500
Net proceeds from sale of common stock ...................................................      17,926       12,489
Payments under capital lease obligations .................................................         (12)         (99)
                                                                                             ---------    ---------
Net cash provided by financing activities ................................................      18,354       13,890
                                                                                             ---------    ---------
Increase (decrease) in cash and cash equivalents .........................................      13,004       (5,747)
Cash and cash equivalents, beginning of year .............................................          20       13,024
                                                                                             ---------    ---------
Cash and cash equivalents, end of year ...................................................   $  13,024    $   7,277
                                                                                             =========    =========

Non-Cash Transactions:

On December 31, 1995, the partnership agreement was amended to admit a new class of limited partners. The fair value of the partnership interest was reflected as a contribution of partners' capital.
On March 29, 1996, notes payable of $10,502 and related accrued interest of $981 was converted to partners' capital.
Cash payments for interest expense during 1997 were approximately $68. Property, plant and equipment acquired under capital lease was approximately $1,478.


   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION


            STATEMENT OF PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY


                  Years Ended December 31, 1995, 1996 and 1997


                                (In thousands)



                                                                                                Deferred
                                      Partners'                     Additional                Compensation       Total
                                       Capital     Common Stock      Paid-in    Accumulated     on Stock     Stockholders'
                                      (deficit)   Shares   Amount    Capital      deficit        Options        Equity
                                     ----------- -------- -------- ----------- ------------- -------------- --------------
Balance at December 31, 1994 .......  $  (7,378)                                                              $  (7,378)
Capital contribution ...............      3,500                                                                   3,500
Net loss ...........................     (6,972)                                                                 (6,972)
                                      ---------                                                               ---------
Balance at December 31, 1995 .......    (10,850)                                                                (10,850)
Conversion of debt and accrued
 interest to partners' capital .....     11,483                                                                  11,483
Net loss for the period January 1,
 1996 through September 25,
 1996 ..............................       (568)                                                                   (568)
Conversion of partners' capital to
 common stock ......................        (65)   9,600    $ 96     $14,179                                     14,210
Issuance of common stock, net of
 issuance costs of $1,046...........               2,550      26      17,900                                     17,926
Grant of compensatory stock
 options ...........................                                   1,500                   $  (1,500)
Amortization of deferred compen-
 sation on stock options ...........                                                                 500            500
Net loss for the period September
 26, 1996 through December 31,
 1996 ..............................                                             $ (16,246)                     (16,246)
                                                                                 ---------                    ---------
Balance at December 31, 1996 .......              12,150     122      33,579       (16,246)       (1,000)        16,455
Issuance of common stock, net of
 issuance costs of $1,737...........               1,025      10      12,010                                     12,020
Amortization of deferred compen-
 sation on stock options ...........                                                                 304            304
Exercise of stock options ..........                  67                 469                                        469
Net loss ...........................                                                (6,829)                      (6,829)
                                                                                 ---------                    ---------
Balance at December 31, 1997 .......  $           13,242    $132     $46,058     $ (23,075)    $    (696)     $  22,419
                                      =========   ======    ====     =======     =========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


                 Years Ended December 31, 1995, 1996 and 1997


1. ORGANIZATION AND OPERATIONS

     Closure Medical Corporation (the "Company" or "Closure"), formerly named Tri-Point Medical Corporation, develops, commercializes and manufactures medical tissue cohesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical, L.P. (the "Partnership"). Unless the context otherwise requires, references herein to the Company or Closure also include the Partnership. The Partnership purchased the assets and product technology of Caratec, L.L.C. ("Caratec"), formerly CRX Medical, Inc., in 1990 for $700,000 and a limited partnership interest. Sharpoint Development Corporation ("Sharpoint"), the general partner, contributed $350,000 in cash for its general partner interest. Caratec contributed $1,000 for its limited partnership interest. The partnership agreement required that a percentage of the proceeds received by the Partnership or its successors upon the sale of all or substantially all of the net assets of the Partnership or its successors be paid to Caratec. The partnership agreement also stipulated that Caratec receive payments based on net sales volume and gross margin, subject to annual minimum amounts.

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

     As of March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint, were transferred to the Company in exchange for one share of Common Stock. Subsequently, on March 29, 1996, notes payable and related accrued interest to Sharpoint in the amounts of $10,502,000 and $981,000, respectively, were contributed to partners' capital.

     On May 31, 1996, a contribution and exchange agreement was executed whereby Sharpoint, assignees of Sharpoint's economic interest in the Partnership, Caratec and the employee limited partners agreed to exchange their Partnership interests for 5,453,750, 1,776,250 and 2,370,000 shares of Common Stock of the Company, respectively, upon the completion of an initial public offering by the Company. The exchange (the "Exchange") was consummated on September 25, 1996, the effective date of the registration statement filed in connection with the Company's initial public offering of Common Stock (the "IPO"). In conjunction with the issuance to Caratec of Common Stock of the Company in the Exchange, Caratec surrendered its rights to receive a percentage of sales-based payments and a percentage of capital transaction proceeds. The Company recorded a non-cash expense related to this issuance of $14,210,000 which was offset by a credit to additional paid-in-capital.

     On September 30, 1996, the Company sold 2,550,000 shares of Common Stock in its IPO. On April 2, 1997, the Company completed a public offering selling 1,025,000 shares of Common Stock. The net proceeds from the IPO and follow-on offering, approximately $17.9 million and $12.0 million, respectively, have been and will continue to be used primarily for capital expenditures related to laboratories, office space and manufacturing facilities, research and development, including clinical trials, working capital and general corporate purposes.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Cash and Cash Equivalents

     Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.


     Investments

     Investments consist of short-term money market funds, commercial paper and U.S. Government securities having maturities as of the purchase date greater than three months but less than or equal to one year. Long-term investments have maturities greater than one year. Such investments have been classified as available for sale securities. Restricted investments

                          CLOSURE MEDICAL CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

serve as collateral securing the Company's outstanding debt. The fair market value, based on quoted market prices, of all investments approximates amortized cost.


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


     Intangible Assets

     Costs incurred to secure patents are capitalized until either the related patent is accepted, in which case they are amortized over the shorter of its remaining economic or useful life, or it is rejected, in which case they are written off.


     Revenue Recognition

     Revenues from product sales are recognized upon shipment. Advance payments related to future sales of product or future royalties due on these sales are deferred and will be recorded as revenue as they are earned over future periods.

     The Company recognizes revenue for sales of DERMABOND to its marketing partner, Ethicon, Inc. ("Ethicon"), at an agreed-upon amount per unit at the time the products are shipped. Thirty days after the end of each calendar quarter, ninety days for foreign sales, Ethicon provides a summary of its sales of DERMABOND, and at that time the Company recognizes the effect of both an additional royalty and any purchase price adjustment to its previously recognized sales revenue.

     Revenues from customers representing 10% or more of total revenue during fiscal 1995, 1996 and 1997 were as follows:




 Customer   1995   1996   1997
---------- ------ ------ -----
      A      73%     3%   13%
      B       0%     0%   53%
      C      27%    10%   34%

     During 1997, approximately 95 percent of the Company's revenues were from domestic sales; the remaining 5 percent was earned from the Western European market.


     Income Taxes

     Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is "more likely than not" that some portion or all of a deferred asset will not be realized, a valuation allowance is recorded.

     No provision for federal or state income taxes was necessary in the financial statements of the Partnership for the year ended December 31, 1995 or the two months ended February 29, 1996 because, as a partnership, it was not subject to federal or state income taxes and the tax effect of its activities accrued to the partners.

     The tax returns of the Partnership are subject to examination by federal and state tax authorities. If such examinations occur and result in changes with respect to the Partnership's qualification or to distributable Partnership income or loss, the tax liability of the respective partners would be changed accordingly.

                          CLOSURE MEDICAL CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Significant differences between the Partnership's financial statement basis and the tax basis are as follows:

      The financial statement basis loss exceeds the tax basis loss by approximately $3,900,000 for the year ended December 31, 1995, which is primarily due to the non-deductibility of certain expenses for tax purposes. Approximately $960,000 of expenses included in December 31, 1996 amounts were recognized on the Partnership's 1996 tax return.

      The Partnership's net assets on a tax basis exceed those reported under the financial statement basis by approximately $200,000 at December 31, 1995. The difference can be attributed to temporary tax deduction differences.

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


     Related Parties

     The Partnership had notes payable to its general partner, Sharpoint, until March 29, 1996. Details of the debt agreements are summarized in Note 5.

     Beginning in 1992 until the Partnership ceased to exist on September 25, 1996, Caratec, a limited partner, received payments of 4% of adjusted net sales of veterinary products. Caratec also received a minimum of 2% and a maximum of 8% of adjusted net sales of human products depending on the gross margin on those sales. For 1995 and 1996, such payments to Caratec were not to be less than $250,000. Upon the effectiveness of the Company's IPO on September 25, 1996, Caratec surrendered its rights to receive these sales-based payments and a percentage of capital transaction proceeds in accordance with the contribution and exchange agreement entered into on May 31, 1996, whereby Caratec agreed to exchange its Partnership interests for 1,776,250 shares of Common Stock of the Company.

     For tax purposes, Caratec was allocated net income up to the amount of payments received as described above. The general partner and employee limited partners were allocated the remainder of any net income after allocation to Caratec. The general partner was allocated 100% of all losses.

     During 1995, the Partnership paid a consulting fee to an individual who is also a shareholder of Caratec amounting to $21,000. No such fee was paid in 1996 and 1997.


     Fair Value of Financial Instruments

     The estimated fair value of financial instruments approximates the financial statement carrying value at December 31, 1996 and 1997.


     Accounting for Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Consequently, the adoption of SFAS 123 does not have any impact on the financial position or results of operations of the Company but pro forma disclosures of net income and net income per common share have been provided in Note 9 as if the fair value method had been applied.

                          CLOSURE MEDICAL CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("EPS") ("SFAS 128"), was issued in February 1997. SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The Company adopted SFAS 128 effective December 31, 1997; the adoption of this statement did not have a material impact on its financial position or results of operations and, as required, prior periods have been retroactively restated.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in 1998 and believes it will not have a material impact on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company will adopt SFAS 131 in 1998 and believes it will not have a material impact on the Company's financial position or results of operations.


     Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period.

     Diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

     Pursuant to the requirements of SFAS 128, the effect of the exchange of Partnership interests for 9,600,000 shares of Common Stock of the Company has been included in net loss per common share computations from January 1, 1995 through the effective date of the Company's IPO on September 25, 1996.


3. ACCOUNTS RECEIVABLE

     Accounts receivable included the following:


                                           December 31,
                                         ----------------
                                          1996     1997
                                         ------ ---------
                                          (in thousands)
  Trade ................................  $67    $  341
   Other--Tenant Allowance Reimbursement   --       885
                                          ---    ------
                                          $67    $1,226
                                          ===    ======

                          CLOSURE MEDICAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS  -- Continued


4. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment included the following:


                                                     December 31,
                                                  -------------------
                                                     1996      1997
                                                  --------- ---------
                                                    (in thousands)
    Furniture and equipment .....................  $  279    $  348
    Machinery and equipment .....................     435     1,218
    Leasehold improvements ......................      43        47
    Construction-in-progress ....................      94     2,442
                                                   ------    ------
                                                      851     4,055
    Accumulated depreciation and amortization ...    (179)     (361)
                                                   ------    ------
                                                   $  672    $3,694
                                                   ======    ======

5. DEBT AND RELATED ACCRUED INTEREST

     On November 14, 1997, the Company entered into a financing arrangement to borrow up to $3,000,000 to finance leasehold improvements and equipment related to the Company's planned expansion into a 50,000 square foot manufacturing, research and administration facility. As of December 31, 1997, $1,500,000 had been borrowed under this agreement. Borrowings will be payable monthly in interest-only payments through May 31, 1998 and principal and interest for the next twelve months. Borrowings under this agreement bear interest at the 30-day LIBOR rate plus 167 basis points and are secured by the related equipment and leasehold improvements plus an assignment, equal to 50 percent of the outstanding balance, in an investment account of the lender. The agreement requires the Company to comply with certain financial covenants including minimum liquidity and tangible net worth.

     At December 31, 1997, future maturities of long-term debt are as follows:




Year Ended December 31,
-------------------------
  1998 ..................  $  350,000
  1999 ..................   1,150,000
                           ----------
  Total .................   1,500,000
  Less current portion ..     350,000
                           ----------
  Long-term debt ........  $1,150,000
                           ==========

     The Company had notes payable to Sharpoint which bore interest at various rates ranging from 9.5% to 9.75%. These notes were secured by substantially all of the Partnership assets. On March 29, 1996, notes payable of $10,502,000 and accrued interest of $981,000 were converted to partners' capital by Sharpoint. On May 31, 1996, a contribution and exchange agreement was executed whereby Sharpoint agreed to exchange its partners' capital for 5,453,750 shares of Common Stock upon the effectiveness of the Company's IPO on September 25, 1996.



6. LEASES

     The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2007. Rent expense related to these leases was approximately $93,000, $136,000 and $316,000 for 1995, 1996 and 1997, respectively.

     The Company leases equipment under capital leases with lease terms of four to five years. At the expiration of the lease term, the Company is required to purchase primarily all of the equipment for the fair market value of the equipment and related taxes. The fair market value is to be equal to no less than 5% or no more than 10% of the equipment cost.

                          CLOSURE MEDICAL CORPORATION

6. LEASES -- Continued

     Future minimum lease payments under noncancellable capital leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 1997:




                                                             Capital   Operating
                                                              Leases    Leases
                                                            --------- ----------
                                                               (in thousands)
            1998 ..............................              $  404     $  534
            1999 ..............................                 394        476
            2000 ..............................                 392        484
            2001 ..............................                 392        490
            2002 ..............................                 321        500
            Later years .......................                  --      2,430
                                                             ------     ------
            Total minimum lease payments ......               1,903     $4,914
                                                                        ======
            Less amount representing interest .                (498)
                                                             ------
            Present value of minimum lease payments           1,405
            Less current portion ..............                (155)
                                                             ------
            Long-term portion .................              $1,250
                                                             ======

7. MAJOR CUSTOMERS AND COMMITMENTS

     On March 20, 1996, the Company entered into an eight-year exclusive supply and distribution rights agreement with Ethicon, a subsidiary of Johnson & Johnson, whereby Closure will supply Ethicon with a product for human topical wound closure. In consideration, Ethicon paid Closure $4,500,000 and agreed to pay additional amounts upon written notification of U.S. regulatory approval for the product. Of the $4,500,000 total, $3,500,000 was a non-refundable licensing fee and $1,000,000 will be offset against either future product purchases or royalties to be paid by Ethicon on product sales and has been classified as deferred revenue on the accompanying balance sheet. Ethicon also agreed to advance Closure additional amounts for direct costs incurred in connection with clinical studies of the product, which amounts will be credited against future royalties to be paid by Ethicon. As of December 31, 1997, Ethicon had advanced the Company $1,000,000 for direct costs of these clinical studies which has been classified as deferred revenue. With the receipt of authorization to display the CE mark in the European Union countries in August 1997, which allows the product to be marketed in the European Union, Ethicon became obligated to purchase certain minimum quantities annually at a predetermined price based on average selling prices. Upon U. S. approval of the product, Ethicon will be obligated to purchase additional quantities.

     A seven-year marketing agreement with Farnam Companies, Inc. ("Farnam") was signed in December 1992. This agreement gives Farnam exclusive rights to market, sell and distribute the Company's veterinary products in North America.


     The Company has a non-exclusive supply agreement with Procter & Gamble/ALZA, Partners for Oral Health Care for an adhesive used in conjunction with a periodontal drug delivery product. In March 1994, the Company entered into an agreement with On-Site Therapeutics, Inc. ("On-Site") for exclusive services to identify purchasers of Octyldent. Under this agreement, On-Site receives a 5% royalty on net sales of Octyldent up to a cumulative maximum royalty amount of $1,500,000. Amounts paid during 1995, 1996 and 1997 were $51,000, $5,000 and $12,000, respectively.

     In May 1996, the Company entered into a five-year agreement with a consultant which provides for annual compensation of $120,000.


8. INCOME TAXES

     There is no provision or benefit for current or deferred income taxes during 1995 or the two months ending February 29, 1996 because, as a partnership, the Partnership was not subject to income taxes and the tax effect of its activities accrued to the partners. There is no current provision or benefit for income taxes recorded for the ten months ended December 31, 1996 or in 1997 as the Company has generated net operating losses for income tax purposes for which there is no

                          CLOSURE MEDICAL CORPORATION

8. INCOME TAXES -- Continued

carryback potential. There is no deferred provision or benefit for income taxes recorded for the ten months ended December 31, 1996 or in 1997 as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

     The tax effects of significant items comprising the Company's deferred taxes are as follows:




                                                            December 31,
                                                        ---------------------
                                                           1996       1997
                                                        --------- -----------
                                                           (in thousands)
           Net operating loss carryforwards ...........  $   44    $  3,291
           Research and development carryforwards .....      39         237
           Temporary differences, net .................     385          24
                                                         ------    --------
                                                            468       3,552
           Valuation allowance ........................    (468)     (3,552)
                                                         ------    --------
           Net deferred tax asset .....................  $   --    $     --
                                                         ======    ========

     At December 31, 1996 and 1997, a valuation allowance for all of the deferred tax assets has been recorded because, due to the Company's history of losses, it is considered more likely than not that such deferred tax assets will not ultimately be realized.

     At December 31, 1997, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $7,866,000 expiring beginning in the year 2011. The Company also had research and development tax credit carryforwards of approximately $237,000 which will begin to expire in the year 2011.


9. EMPLOYEE BENEFIT PLANS

     The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and amended on September 24, 1996, December 11, 1996 and March 11, 1997. The Plan provides that a maximum of 1,000,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights (herein, together with grants of stock options, collectively, "Grants") to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee (the "Committee") of the Board of Directors. Grants under the Plan may consist of
(i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "nonqualified stock options" that are not intended to so qualify ("NQSOs"). Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not exceed five years from the date of grant. Options outstanding at December 31, 1996 and 1997 generally vest within four to five years.

                          CLOSURE MEDICAL CORPORATION

9. EMPLOYEE BENEFIT PLANS -- Continued

     The following table summarizes stock option activity under the Plan for the year ended December 31, 1997:




                                                                 Weighted-      Weighted-
                                                                  Average        Average
                                                                   Price        Remaining
                                                      Shares     Per Share   Contractual Life
                                                   ------------ ----------- -----------------
Options outstanding at January 1, 1996 ...........         --     $   --
Granted
  With discount exercise price ...................    550,000        5.27         8.41
  With market exercise price .....................     29,602        8.00         8.75
Exercised ........................................         --         --
Expired or canceled
  With discount exercise price ...................     (6,996)       5.27
                                                      -------
Options outstanding at December 31, 1996 .........    572,606
Granted ..........................................    245,600       24.33         9.51
Exercised ........................................    (67,530)       6.94
Canceled .........................................    (31,139)       9.63
                                                      -------
Options outstanding at December 31, 1997 .........    719,537
                                                      =======


                                              Options Outstanding                        Options Exercisable
                                ------------------------------------------------   -------------------------------
                                                                     Weighted-
                                                                      Average
                                                    Weighted-        Remaining                        Weighted-
Range of                            Number           Average        Contractual        Number          Average
Exercise Price                   Outstanding     Exercise Price         Life        Exercisable     Exercise Price
-----------------------------   -------------   ----------------   -------------   -------------   ---------------
 $5.00-$8.00 ................      488,209          $   5.38             8.43         194,314         $   5.56
 $14.75-$22.00 ..............      133,088             18.75             9.37          17,794            22.00
 $27.00-$34.50 ..............       98,240             32.42             9.70          13,620            27.00
 Available for grant at
  December 31, 1997 .........      212,933

     During 1996 and 1997, the Company recognized approximately $500,000 and $304,000, respectively, of compensation cost related to the Plan. Had compensation expense for 1996 and 1997 awards, assuming it was recognized on a straight-line basis over the vesting period, been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:




                                                            1996         1997
                                                       ------------- ------------
      Net loss--as reported ............................ $ (16,814)    $ (6,829)
      Net loss--pro forma ..............................   (17,414)      (8,244)
      Loss per share--basic and diluted--as reported ...     (1.63)       (0.53)
      Loss per share--basic and diluted--pro forma .....     (1.69)       (0.64)

The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:




Assumptions                                       1996        1997
--------------------------------------------   ---------   ---------
  Average expected life (years) ............         6           5
  Average interest rate ....................       6.5%        6.5%
  Volatility ...............................      70.0%       73.1%
  Dividend yield ...........................       0.0%        0.0%

                          CLOSURE MEDICAL CORPORATION

9. EMPLOYEE BENEFIT PLANS -- Continued

     The Company maintains a 401(k) Retirement Plan and Trust (the "401(k) Plan") available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations. Effective January 1, 1997, the 401(k) Plan was amended to make one-half of the matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company ("participant shares"). Participant shares are based on the matching contributions during the fiscal year divided by the Company's closing stock price on December 31, with fractional shares paid in cash. At December 31, 1997, the 401(k) Plan had a receivable from the Company in the amount of 873 shares based on the closing stock price of $25.875. Amounts contributed to the 401(k) Plan during 1995, 1996 and 1997 were immaterial.


10. SUBSEQUENT EVENTS

     On January 1, 1998, the Company entered into an agreement with Innocoll ("Innocoll"), of Saal-Donau, Germany, which provides for fees of $180,000 per year for five years. Innocoll is to act as Closure's authorized representative in Europe under the Medical Device Directive, as well as provide alternative manufacturing space. The Chairman of the Company and another board member are owners of Innocoll.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CLOSURE MEDICAL CORPORATION

Date: March 26, 1998



                        By: /s/         ROBERT V. TONI*
                                ------------------------------------
                                        Robert V. Toni
                                President and Chief Executive Officer

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



                  Name                                   Capacity                      Date
---------------------------------------  --------------------------------------- ---------------
  /s/  ROBERT V. TONI                    President and Chief Executive Officer   March 26, 1998
  ----------------------------------     (principal executive officer) and
  Robert V. Toni                         Director


  /s/  J. BLOUNT SWAIN                   Vice President and Chief Financial      March 26, 1998
  ----------------------------------     Officer (principal financial and
  J. Blount Swain                        accounting officer)


  /s/  ROLF D. SCHMIDT                   Chairman of the Board and Director      March 26, 1998
  ----------------------------------
  Rolf D. Schmidt

  /s/  F. WILLIAM SCHMIDT                Director                                March 26, 1998
  ----------------------------------
  F. William Schmidt

  /s/  DENNIS C. CAREY                   Director                                March 26, 1998
  ----------------------------------
  Dennis C. Carey

  /s/  RICHARD W. MILLER                 Director                                March 26, 1998
  ----------------------------------
  Richard W. Miller

  /s/  RANDY H. THURMAN                  Director                                March 26, 1998
  ----------------------------------
  Randy H. Thurman

                                 EXHIBIT INDEX




        Exhibit
         Number           Description
-----------------------   --------------------------------------------------------------------------------------
  3.1                     Restated Certificate of Incorporation. (Exhibit 3.1)(1)
  3.2                     Amendment to Restated Certificate of Incorporation. (Exhibit 3.2)(2)
  3.3                     By-Laws. (Exhibit 3.2)(1)
 10.1                     Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP
                          Southeast Portfolio Partners, L.P. and the Company. (Exhibit 10.1)(1)
 10.2  +                  Supply and Distribution Rights Agreement, dated as of March 20, 1996, between
                          Ethicon, Inc. and the Company. (Exhibit 10.8)(1)
10.3(double dagger)*      Amended and Restated 1996 Equity Compensation Plan of the Company.
10.4(double dagger)       Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the
                          Company. (Exhibit 10.10)(1)
10.5(double dagger)       Employment Agreement, dated as of May 31, 1996, between J. Blount Swain and the Company. (Exhibit 10.11)(1)
10.6(double dagger)       Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company. (Exhibit 10.12)(1)
10.7(double dagger)       Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company. (Exhibit 10.13)(1)
10.8(double dagger)       Consulting Agreement, dated as of May 31, 1996, between Steven A. Kriegsman and the Company. (Exhibit 10.14)(1)
 10.9                     Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C.
                          and the Company. (Exhibit 10.15)(1)
 10.10                    Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing
                          Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf
                          D. Schmidt, Robert V. Toni, J. Blount Swain, Jeffrey G. Clark, Joe B. Barefoot and
                          the Company. (Exhibit 10.16)(1)
 10.11                    Contribution and Exchange Agreement, dated as of May 31, 1996, among
                          Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William
                          Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, J. Blount Swain, Jeffrey
                          G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung, Anthony V. Seaber
                          and the Company. (Exhibit 10.17)(1)
 10.12                    Amendment, dated June 18, 1996, to Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP Southeast Portfolio Partners, L.P. and the
                          Company. (Exhibit 10.18)(1)
 10.13                    Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company. (Exhibit 10.19)(2)
 10.14                    Master Lease Agreement, dated as of January 29, 1997, between Transamerica
                          Business Credit Corporation and the Company. (Exhibit 10.20)(2)
 10.15*                   Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the
                          Company.
 10.16*                   Promissory Note, dated November 14, 1997, issued by the Company to
                          NationsBank, N.A.
 10.17*                   Security Agreement, dated November 14, 1997, between the Company and
                          NationsBank, N.A.
 10.18*                   Pledge Agreement, dated November 14, 1997, between the Company and
                          NationsBank N.A.
10.19(double dagger)*     Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company.
10.20(double dagger)*     Employment Agreement, dated as of January 1, 1998, between Anthony J.
                          Sherbondy and the Company.
10.21(double dagger)*     Employment Agreement, dated as of February 18, 1998, between Dennis D. Burns and the Company.
 10.22*                   Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between
                          AP Southeast Portfolio Partners, L.P. and the Company.
 10.23*                   Representative and Manufacturing Facility Agreement, dated January 1, 1998, between Innocoll GmbH and the Company.
    11*                   Statement re: Computation of Per Share Earnings.

   Exhibit
Number         Description
------------   ----------------------------------------------------------------------
  23.1*        Consent of Price Waterhouse LLP.
  24.1*        Power of Attorney (included on signature page to this Annual Report).
    27*        Financial Data Schedule.

---------
     * Filed herewith.

 + Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

     (double dagger) Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997, and incorporated herein by reference.