Form 10-Q
period 1998-03-31
CLOSURE MEDICAL CORP
filed 1998-05-13
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1998

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748

                           CLOSURE MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                           56-1959623
          --------                                           ----------
(State or other jurisdiction                          (I.R.S. Employer
     of incorporation or                             Identification No.)
        organization)


             5250 Greens Dairy Road, Raleigh, North Carolina 27616
             -----------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                                 (919) 876-7800
                                 --------------
            (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X            No
               -----              ------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                        Class                                      Outstanding at May 6, 1998
                        -----                                      --------------------------
Common Stock, par value $0.01 per share                                    13,258,460


                           CLOSURE MEDICAL CORPORATION

                                      INDEX


PART I:                   FINANCIAL INFORMATION
                                                                                                        Page Number
                                                                                                        -----------


Item 1.    Financial Statements

           Balance Sheet as of March 31, 1998 (unaudited) and December 31, 1997...............................3

           Statement of Operations (unaudited) for the three months ended March 31, 1998 and 1997.............4

           Statement of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997.............5

           Notes to Financial Statements (unaudited)......................................................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................................. 8

PART II:   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds........................................................ 11

Item 6.    Exhibits and Reports on Form 8-K................................................................. 11


                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Closure Medical Corporation
                                  Balance Sheet
                      (In thousands, except per share data)






                                                                                            March 31,            December 31,
                                                                                               1998                  1997
                                                                                               ----                  ----
                                      Assets                                               (Unaudited)
Current assets:
Cash and cash equivalents                                                              $            4,821    $            7,277
Short-term investments                                                                             13,367                14,417
Accounts receivable                                                                                   431                 1,226
Inventories                                                                                           538                   347
Prepaid expenses                                                                                      361                   367
                                                                                         -----------------     -----------------

   Total current assets                                                                            19,518                23,634

Furniture, fixtures and equipment, net                                                              5,821                 3,694
Restricted investments                                                                              1,539                 1,517
Long-term investments                                                                               2,579                 1,298
Intangible assets, net                                                                                376                   276
                                                                                         -----------------     -----------------

   Total assets                                                                        $           29,833    $           30,419
                                                                                         =================     =================


                       Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                       $            1,342    $              478
Accrued expenses                                                                                    1,487                 2,598
Deferred revenue                                                                                    2,025                 2,019
Capital lease obligations                                                                              98                   155
Current portion of long-term debt                                                                     350                   350
                                                                                         -----------------     -----------------

   Total current liabilities                                                                        5,302                 5,600

Capital lease obligations                                                                           1,251                 1,250
Long-term debt less current portion                                                                 2,650                 1,150
                                                                                         -----------------     -----------------

   Total liabilities                                                                                9,203                 8,000
                                                                                         -----------------     -----------------

Stockholders' Equity:
Preferred Stock, $.01 par value.  Authorized 2,000 shares; none                                         -                     -
issued or outstanding.
Common Stock, $.01 par value.  Authorized 35,000 shares;
issued and outstanding 13,256 and 13,242 shares.                                                      133                   132
Additional paid-in capital                                                                         46,149                46,058
Accumulated deficit                                                                               (25,031)              (23,075)
Deferred compensation on stock options                                                               (621)                 (696)
                                                                                         -----------------     -----------------

   Total stockholders' equity                                                                      20,630                22,419
                                                                                         -----------------     -----------------

   Total liabilities and stockholders' equity                                          $           29,833    $           30,419
                                                                                         =================     =================



The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Operations
                                   (Unaudited)
                      (In thousands, except per share data)





                                                                                            Three Months Ended
                                                                                      March 31,             March 31,
                                                                                        1998                  1997
                                                                                        ----                  ----

Product sales                                                                    $             770         $         208
Cost of products sold                                                                          534                   151
                                                                                               ----                  ---
   Gross profit                                                                                236                    57
                                                                                               ----                   --

Research, development and regulatory affairs expenses                                        1,358                   750
Selling and administrative expenses                                                          1,100                 1,062
                                                                                             ------                -----
   Total operating expenses                                                                  2,458                 1,812
                                                                                             ------                -----

Loss from operations                                                                        (2,222)               (1,755)

Interest expense                                                                               (88)                   (1)
Investment and interest income                                                                 354                   260
                                                                                               ----                  ---

Net loss                                                                         $          (1,956)        $      (1,496)
                                                                                            =======               =======

Shares used in computation of net
loss per share - basic and diluted                                                          13,252                12,210
                                                                                            =======               ======

Net loss per share - basic and diluted                                           $           (0.15)        $       (0.12)
                                                                                             ======                ======

   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                                Three Months Ended
                                                                                       March 31,                  March 31,
                                                                                         1998                       1997
                                                                                         ----                       ----
Cash flows from operating activities:
Net loss                                                                          $          (1,956)         $          (1,496)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Amortization expense                                                                              2                          2
Depreciation expense                                                                             65                         32
Amortization of deferred compensation on stock options                                           75                         76
Net loss on disposals of fixed assets                                                             9                          5
Net loss on disposals of intangibles                                                              -                          -
Change in accounts receivable                                                                   795                        (68)
Change in inventories                                                                          (191)                       (38)
Change in prepaid expenses                                                                        6                        (78)
Change in accounts payable and accrued expenses                                                (247)                       (52)
Change in deferred revenue                                                                        6                        (15)
                                                                                    ----------------           ----------------

Net cash used by operating activities                                                        (1,436)                    (1,632)
                                                                                    ----------------           ----------------


Cash flows from investing activities:
Additions to furniture, fixtures and equipment                                               (2,201)                      (409)
Additions to intangible assets                                                                 (102)                       (23)
Purchases of investments                                                                     (2,805)                    (1,746)
Proceeds from the sale of investments                                                         2,552                      1,681
                                                                                    ----------------           ----------------

Net cash used by investing activities                                                        (2,556)                      (497)
                                                                                    ----------------           ----------------


Cash flows from financing activities:
Proceeds from borrowings                                                                      1,500                          -
Net proceeds from sale of common stock                                                           92                         26
Proceeds from capital lease obligations                                                           -                          -
Payments under capital lease obligations                                                        (56)                        (3)
                                                                                    ----------------           ----------------

Net cash provided by financing activities                                                     1,536                         23
                                                                                    ----------------           ----------------

Increase (decrease) in cash and cash equivalents                                             (2,456)                    (2,106)
Cash and cash equivalents at beginning of period                                              7,277                     13,024
                                                                                    ----------------           ----------------

Cash and cash equivalents at end of period                                        $           4,821          $          10,918
                                                                                    ================           ================




   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization and Operations

Closure Medical Corporation ("Closure" or the "Company"), formerly named Tri-Point Medical Corporation, develops, manufactures and commercializes medical tissue cohesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by Tri-Point Medical L. P. (the "Partnership"). On March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint Development Corporation ("Sharpoint"), the Partnership's general partner, were transferred to the Company in exchange for one share of Common Stock. On the effective date of the Company's initial public offering, September 25, 1996, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock.

In April 1997, the Company completed its follow-on offering. An aggregate of 1,725,000 shares (including the over-allotment option) were sold at $12.875 per share, of which 1,025,000 shares were sold by the Company and 700,000 shares were sold by a stockholder, generating net proceeds to the Company of approximately $12,020,000.

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 31, 1997. The Company adopted SFAS 130 effective January 1, 1998; the adoption of this statement did not have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company adopted SFAS 131 effective January 1, 1998; the adoption of this statement did not have a material impact on its financial position or results of operations.

3.  Taxes

No federal or state income tax provision has been provided for income tax purposes, as the Company does not expect to have a tax liability for the year ending December 31, 1998. Additionally, the deferred tax asset that might be recorded as a result of net operating losses under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," has been offset by a related valuation allowance because realization of the asset is not likely. Accordingly, no benefit has been recorded.

                           CLOSURE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
4. Inventories
Inventories included the following:


                                        March 31,                 December 31,
                                           1998                         1997
                                           ----                         ----
                                                 (In thousands)

Packaging                                   $ 63                      $ 45
Raw materials                                 86                        54
Work-in-process                              335                       224
Finished goods                                54                        24
                                            ----                      ----
                                            $538                      $347
                                            ----                      ----

5.    Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods.

Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

Overview

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses has consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000. On April 2, 1997, the Company completed its follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12,020,000.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $6,829,000 for the year ended December 31, 1997. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to continue to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, including the receipt of all regulatory clearances and approvals, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

Results of Operations

Total revenues were $770,000 for the three months ended March 31, 1998, compared to $208,000 for the three months ended March 31, 1997. This increase in 1998 product sales was primarily a result of increased sales volume of DERMABOND.

Cost of products sold were $534,000 for the three months ended March 31, 1998, compared to $151,000 for the three months ended March 31, 1997. Cost of products sold as a percentage of product sales decreased to 69% in the three months ended March 31, 1998, compared to 73% during the same period of 1997. The decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND resulting in the fixed portion of cost of products sold being allocated over higher sales volume.

Operating expenses were $2,458,000 for the three months ended March 31, 1998, compared to $1,812,000 for the three months ended March 31, 1997. This increase was primarily attributable to the addition of personnel, expansion of the Company's facilities and increased research and development and regulatory affairs expenses. In February 1998, the Company relocated its corporate offices into a new 50,000 square feet facility and expects to relocate its manufacturing operations to the same facility in late 1998. Prior to the move the Company occupied approximately 15,000 square feet.

Interest expense was $88,000 for the three months ended March 31, 1998, compared to $1,000 for the three months ended March 31, 1997. This increase was a result of the Company entering into a new lease line and term loan during March and November 1997, respectively. Additionally, the Company increased its borrowings under the term loan in February 1998.

Investment and interest income was $354,000 for the three months ended March 31, 1998, compared to $260,000 for the same period of 1997. This increase was attributed to interest earned from higher average cash and investment balances resulting from the proceeds of the Company's follow-on public offering in April 1997.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues, and product sales revenues. Through March 31, 1998, the Company had raised approximately $30 million in equity financing. As of March 29,1996, all long-term debt to Sharpoint, including accrued interest, was contributed as partners' capital to the Partnership. The Company has entered into and received approximately $4.5 million from a lease line and term loan since March 1997. In addition, the Company has received approximately $5.5 million related to the supply and distribution agreement for DERMABOND entered into with Ethicon, Inc. ("Ethicon") in March 1996, of which $2.0 million has been classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon.

Cash used by operating activities was $1,436,000 and $1,632,000 for the three months ended March 31, 1998 and 1997, respectively.

Cash used for investing activities was $2,556,000 and $497,000 for the three months ended March 31, 1998 and 1997, respectively. The increase for the 1998 period is primarily related to leasehold improvements of the Company's new 50,000 square feet facility and acquiring capital equipment. During the same period of 1997, cash was used primarily to acquire capital equipment.

Cash provided by financing activities was $1,536,000 and $23,000 for the three months ended March 31, 1998 and 1997, respectively. The Company's primary financing activity during the three months ended March 31, 1998 was the Company's additional borrowings under its term loan whereby the Company had borrowed $3.0 million as of March 31, 1998.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $22.3 million at March 31, 1998, will be sufficient to finance its capital requirements for at least 12 months. The Company expects to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

The Company's Registration Statement on Form S-1 (Registration No. 333-5425) (the "Registration Statement") for the Company's initial public offering ("IPO") of 3,000,000 shares of Common Stock, of which 2,550,000 shares were sold by the Company, was declared effective by the Securities and Exchange Commission on September 25, 1996 (the "Effective Date"). The net proceeds to the Company from the Offering were approximately $17,926,000.

For the period beginning on the Effective Date of the Registration Statement on September 25, 1996 through March 31, 1998, reasonable estimates of the uses of proceeds from the Offering are as follows:


                                                                 (millions)
                                                                 ----------
     Working capital                                               $  3.9
     Research and development and regulatory affairs                  6.0 (a)
     Capital expenditures                                              .9 (b)
     Obtain and protect patents                                        .2
                                                                    -----
                TOTAL                                              $ 11.0



Of the above uses of proceeds attributed to working capital, approximately $115,000 represented direct payments to directors for annual board compensation and meeting fees and expenses and approximately $1,827,000 represented payments to officers of the Company for compensation. Included in the payments to directors was approximately $38,000 to two individuals beneficially owning ten percent or more of the Common Stock of the Company. Additionally, reflected in working capital is approximately $180,000 paid to a consultant who provides services to the Company.

Temporary investments during this period have consisted primarily of corporate and municipal bonds and money market funds. The Company invested all of the net proceeds, approximately $18 million, upon the completion of the Offering and such amount has been reduced as the expenditures described above have been incurred. As of March 31, 1998, the Company had approximately $17.5 in short-term and long-term investments, which amount also includes proceeds of the Company's follow-on offering in April 1997.

(a) Regulatory affairs expenses primarily consist of clinical trials expenses.
(b) Of the Company's capital expenditures of approximately $5.4 million for this period, approximately $4.5 million has been financed through a capital lease agreement and term loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 1 of Part I of this Form 10-Q).













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


                                CLOSURE MEDICAL CORPORATION



Date:  May 13, 1998             By:      \s\ Robert V. Toni
                                         -------------------------------------
                                         Robert V. Toni
                                         President and Chief Executive Officer



Date: May 13, 1998                       By: \s\ J. Blount Swain
                                         -------------------------------------
                                         J. Blount Swain
                                         Vice President and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                                            Description
------                                            -----------

11           Computation of Pro Forma Net Income (Loss) Per Share.

27           Financial Data Schedule.