Form 10-Q
period 1998-06-30
CLOSURE MEDICAL CORP
filed 1998-08-05
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748

                           CLOSURE MEDICAL CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                   56-1959623
----------------------------                     ------------------
(State or other jurisdiction                      (I.R.S. Employer
     of incorporation or                         Identification No.)
        organization)


              5250 Greens Dairy Road, Raleigh, North Carolina 27616
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (919) 876-7800
                              --------------------
             (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__                                        No____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                     Outstanding at August 3, 1998
        -----                                     ------------------------------
Common Stock, par value $0.01 per share                               13,277,978

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                                           Page Number
                                                                                                           -----------

PART I:      FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Balance Sheet as of June 30, 1998 (unaudited) and December 31, 1997..................................3


             Statement of Operations (unaudited) for the three months ended June 30,
                1998 and 1997 and for the six months ended June 30, 1998 and 1997.................................4

             Statement of Cash Flows (unaudited) for the six months ended June 30,
                1998 and 1997.....................................................................................5

             Notes to Financial Statements (unaudited)............................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................................................8

PART II:     OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds......................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders............................................12

         Item 6.  Exhibits and Reports on Form 8-K...............................................................12


                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Closure Medical Corporation
                                  Balance Sheet
                      (In thousands, except per share data)


                                                                                June 30,            December 31,
                                                                                  1998                  1997
                                                                                  ----                  ----
                                 Assets                                        (Unaudited)
Current assets:
Cash and cash equivalents                                                       $    3,260             $   7,277
Short-term investments                                                              10,429                14,417
Accounts receivable                                                                    858                 1,226
Inventories                                                                            595                   347
Prepaid expenses                                                                       294                   367
                                                                                ----------            ----------
   Total current assets                                                             15,436                23,634

Furniture, fixtures and equipment, net                                               6,376                 3,694
Restricted investments                                                               1,560                 1,517
Long-term investments                                                                3,448                 1,298
Intangible assets, net                                                                 435                   276
                                                                                ----------            ----------
   Total assets                                                                 $   27,255            $   30,419
                                                                                ==========            ==========

                       Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                $      826            $      478
Accrued expenses                                                                     1,368                 2,598
Deferred revenue                                                                     2,346                 2,019
Capital lease obligations                                                               44                   155
Current portion of long-term debt                                                      350                   350
                                                                                ----------           -----------
   Total current liabilities                                                         4,934                 5,600

Capital lease obligations                                                            1,250                 1,250
Long-term debt less current portion                                                  2,600                 1,150
                                                                                ----------           -----------
   Total liabilities                                                                 8,784                 8,000
                                                                                ----------           -----------
Stockholders' Equity:
Preferred Stock, $.01 par value.  Authorized 2,000 shares; none                          -                     -
issued or outstanding
Common Stock, $.01 par value.  Authorized 35,000 shares;
issued and outstanding 13,273 and 13,242 shares, respectively                          133                   132
Additional paid-in capital                                                          46,234                46,058
Accumulated deficit                                                                (27,351)              (23,075)
Deferred compensation on stock options                                                (545)                 (696)
                                                                                ----------           -----------
   Total stockholders' equity                                                       18,471                22,419
                                                                                ----------           -----------
   Total liabilities and stockholders' equity                                   $   27,255           $    30,419
                                                                                ==========           ===========



   The accompanying notes are an integral part of these financial statements.


                           Closure Medical Corporation
                             Statement of Operations
                                  (unaudited)
                      (In thousands, except per share data)



                                                                 Three Months Ended        Six Months Ended
                                                                June 30,     June 30,    June 30,     June 30,
                                                                  1998         1997        1998         1997
                                                                  ----         ----        ----         ----
Product sales                                                  $  1,342    $    140     $  2,112     $   348
Cost of products sold                                               850         271        1,384         422
                                                               --------    --------     --------     -------
  Gross profit                                                      492        (131)         728         (74)
                                                               --------    --------     --------     -------
Research, development and regulatory affairs expenses             1,550         746        2,908       1,496
Selling and administrative expenses                               1,450       1,220        2,550       2,282
                                                               --------    --------     --------     -------
   Total operating expenses                                       3,000       1,966        5,458       3,778
                                                               --------    --------     --------     -------
Loss from operations                                             (2,508)     (2,097)      (4,730)     (3,852)

Interest expense                                                   (103)         (7)        (191)         (8)
Investment and interest income                                      291         405          645         665
                                                               --------    --------     --------    --------
Net loss                                                       $ (2,320)   $ (1,699)    $ (4,276)   $ (3,195)
                                                               ========    ========     ========    ========
Shares used in computation of net
loss per share - basic and diluted                               13,264      13,186      13,258       12,701
                                                               ========    ========     ========    ========
Net loss per share - basic and diluted                         $  (0.17)   $  (0.13)    $  (0.32)   $  (0.25)
                                                               ========    ========     ========    ========


   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                            Six Months Ended
                                                                                      June 30,            June 30,
                                                                                        1998                1997
                                                                                      --------              -------
Cash flows from operating activities:
Net loss                                                                        $     (4,276)       $     (3,195)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization expense                                                    200                  71
Amortization of deferred compensation on stock options                                   151                 152
Net loss on disposals of fixed assets                                                      8                   4
Change in accounts receivable                                                            368                 (20)
Change in inventories                                                                   (248)                (17)
Change in prepaid expenses                                                                73                  52
Change in accounts payable and accrued expenses                                         (882)                160
Change in deferred revenue                                                               327                 (15)
                                                                                ------------          ----------
Net cash used by operating activities                                                 (4,279)             (2,808)
                                                                                ------------          ----------

Cash flows from investing activities:
Additions to furniture, fixtures and equipment                                        (2,885)               (609)
Additions to intangible assets                                                          (164)                (74)
Purchases of investments                                                              (8,150)            (18,813)
Proceeds from the sale of investments                                                  9,945              11,590
                                                                                ------------          ----------
Net cash used by investing activities                                                 (1,254)             (7,906)
                                                                                ------------          ----------

Cash flows from financing activities:
Proceeds from borrowings                                                               1,500                   -
Repayment of debt                                                                        (50)                  -
Net proceeds from sale of common stock                                                   177              12,098
Proceeds from capital lease obligations                                                    -                 491
Payments under capital lease obligations                                                (111)                (33)
                                                                                ------------          ----------

Net cash provided by financing activities                                              1,516              12,556
                                                                                ------------          ----------

Increase (decrease) in cash and cash equivalents                                      (4,017)              1,842
Cash and cash equivalents at beginning of period                                       7,277              13,024
                                                                                ------------          ----------

Cash and cash equivalents at end of period                                      $      3,260          $   14,866
                                                                                ============          ==========
   The accompanying notes are an integral part of these financial statements.

                           Closure Medical Corporation
                          Notes to Financial Statements
                                   (Unaudited)


1.  Organization and Operations

Closure Medical Corporation ("Closure" or the "Company"), formerly named Tri-Point Medical Corporation, develops, manufactures and commercializes medical tissue cohesive products based on its proprietary cyanoacrylate technology for use in wound closure in humans and animals. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by Tri-Point Medical L. P. (the "Partnership"). On March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint Development Corporation ("Sharpoint"), the Partnership's general partner, were transferred to the Company in exchange for one share of Common Stock. On the effective date of the Company's initial public offering, September 25, 1996, obligations of and interests in the Partnership were contributed to the Company in exchange for an aggregate of 9,600,000 shares of Common Stock.

In April 1997, the Company completed a follow-on offering. An aggregate of 1,725,000 shares (including the over-allotment option) were sold at $12.875 per share, of which 1,025,000 shares were sold by the Company and 700,000 shares were sold by a stockholder, generating net proceeds to the Company of approximately $12,020,000.

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

The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

                           Closure Medical Corporation
                          Notes to Financial Statements
                                   (Unaudited)

4.  Inventories

Inventories included the following:

                                      June 30,            December 31,
                                       1998                   1997
                                     ---------             ----------
                                              (In thousands)

Packaging                           $        58           $        45
Raw materials                               108                    54
Work-in-process                             309                   224
Finished goods                              120                    24
                                    -----------           -----------
                                    $       595           $       347
                                    -----------           -----------

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

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, regulatory clearances and approvals and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

OVERVIEW

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12,020,000.

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

The Company is awaiting approval from the U.S. Food and Drug Administration ("FDA") of its premarket approval application to market DERMABOND in the United States upon completion of the regulatory process, including the approval of the Company's color additive petition for use of a color additive in DERMABOND. There can be no assurance that the Company will be able to obtain the necessary approvals from the FDA to market and manufacture DERMABOND in the United States for its intended use on a timely basis, if at all.

RESULTS OF OPERATIONS

Product sales were $1,342,000 for the three months ended June 30, 1998, compared to $140,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, product sales were $2,112,000 compared to $348,000 for the same period of 1997. The increase in 1998 product sales was primarily a result of increased sales volume of DERMABOND in non-U.S. markets.

Cost of products sold were $850,000 for the three months ended June 30, 1998, compared to $271,000 for the three months ended June 30, 1997. Cost of products sold as a percentage of product sales decreased to 63% in the three months ended June 30, 1998, compared to 194% during the same period of 1997. For the six months ended June 30, 1998, cost of products sold were $1,384,000 compared to $422,000 for the same period of 1997. Cost of products sold as a percentage of product sales decreased to 66% in the six months ended June 30, 1998, compared to 121% during the same period of 1997. The decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND resulting in the fixed portion of cost of products sold being allocated over higher sales volume.

Operating expenses were $3,000,000 for the three months ended June 30, 1998, compared to $1,966,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and June 30, 1997, operating expenses were $5,458,000 and $3,778,000, respectively. These increases were primarily attributable to the addition of personnel, expansion of the Company's facilities and increased research and development and regulatory affairs expenses. In March 1998, the Company relocated its corporate offices into a 50,000 square feet facility and expects to relocate its manufacturing operations to the same facility in late 1998. Prior to the move, the Company occupied approximately 20,000 square feet.

Interest expense was $103,000 for the three months ended June 30, 1998, compared to $7,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and June 30, 1997, interest expense was $191,000 and $8,000, respectively. These increases were a result of the Company entering into a new lease line and term loan during March and November 1997, respectively. Additionally, the Company increased its borrowings under the term loan in February 1998.

Investment and interest income was $291,000 for the three months ended June 30, 1998, compared to $405,000 for the same period of 1997. This decrease was attributed to interest earned from lower average cash and investment balances.

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

Net cash used by operating activities was $4,279,000 and $2,808,000 for the six months ended June 30, 1998 and 1997, respectively.

Net cash used for investing activities was $1,254,000 and $7,906,000 for the six months ended June 30, 1998 and 1997, respectively. The increase for the 1998 period was primarily related to leasehold improvements of the Company's new 50,000 square feet facility and acquisition of capital equipment. During the same period of 1997, cash was used primarily to purchase investments.

Net cash provided by financing activities was $1,516,000 and $12,556,000 for the six months ended June 30, 1998 and 1997, respectively. The Company's primary financing activity during the six months ended June 30, 1998 was the Company's additional borrowings under its term loan whereby the Company had borrowed $3.0 million as of June 30, 1998. The Company's primary financing activity during the six months ended June 30, 1997 was the Company's follow-on offering of 1,725,000 shares of Common Stock, of which 1,025,000 shares were sold by the Company generating net proceeds to the Company of approximately $12,020,000.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $18.7 million at June 30, 1998, will be sufficient to finance its capital requirements for at least 12 months. The Company expects to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and commercialize successfully its lead product, DERMABOND, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for its future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts,
(iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit and term loan, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

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

For the period beginning on the Effective Date of the Registration Statement on September 25, 1996 through June 30, 1998, reasonable estimates of the uses of proceeds from the IPO are as follows:

                                                              (millions)
                                                              ---------
         Working capital                                        $5.2
         Research and development and regulatory affairs         7.5 (a)
         Capital expenditures                                    1.6 (b)
         Obtain and protect patents                               .3
                                                               -----
                  Total                                        $14.6

Of the above uses of proceeds attributed to working capital, approximately $156,000 represented direct payments to directors for annual board compensation and meeting fees and expenses and approximately $2,159,000 represented payments to officers of the Company for compensation. Included in the payments to directors was approximately $53,000 to two individuals beneficially owning ten percent or more of the Common Stock of the Company. Additionally, reflected in working capital is approximately $210,000 paid to a consultant who provides services to the Company.

Temporary investments during this period have consisted primarily of corporate and municipal bonds and money market funds. The Company invested all of the net proceeds, approximately $18 million, upon the completion of the IPO and such amount has been reduced as the expenditures described above have been incurred. As of June 30, 1998, the Company had approximately $15.4 million in short-term and long-term investments, which amount also includes proceeds of the Company's follow-on offering in April 1997.

(a)  Regulatory affairs expenses primarily consist of clinical trial expenses.
(b) Of the Company's capital expenditures of approximately $6.1 million for this period, approximately $4.5 million has been financed through a capital lease agreement and term loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 1 of Part I of this Form 10-Q).

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 3, 1998. At the Meeting, the following nominees were re-elected as directors of the Company to serve until the Annual Meeting of Stockholders of the Company in 2001 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee                        For                  Withheld
---------------                        ---                  --------
Richard W. Miller                   12,552,887               39,151
Rolf D. Schmidt                     12,553,537               38,501

Furthermore, the terms of office of the following directors continued after the
Meeting: Dennis C. Carey, F. William Schmidt, Randy H. Thurman and Robert V.
Toni.

In addition, at the Meeting, the stockholders of the Company approved and adopted an amendment to the Company's Amended and Restated 1996 Equity Compensation Plan (the "Plan") to increase the number of shares authorized for issuance under the Plan from 1,000,000 to 2,500,000 shares of Common Stock. The results of the voting on such matter were as follows:

   For                  Against          Abstentions or Broker Non-Votes
   ---                  -------          -------------------------------
9,459,684               499,851                       26,668


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  11 Computation of pro forma net income (loss) per share (see Note 5 to Notes to Financial Statements in
                           Item 1 of Part I of this Form 10-Q).

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CLOSURE MEDICAL CORPORATION



Date: August  5,  1998          By: \s\ Robert  V. Toni
                                   ______________________________________
                                    Robert V. Toni
                                    President and Chief Executive Officer



Date: August 5,   1998         By: \s\ J. Blount Swain
                                   ______________________________________
                                    J. Blount Swain
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number               Description
-------              -----------
11                   Computation of Pro Forma Net Income (Loss) Per Share.

27                   Financial Data Schedule.