Form 10-Q
period 1998-09-30
CLOSURE MEDICAL CORP
filed 1998-11-13
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC

                                   Form 10-Q

(MARK ONE)

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934


               For the quarterly period ended September 30, 1998
                                              ------------------

                                      or

         Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
------   Secrities Exchange Act of 1934

               For the transition period from          to
                                              --------    --------

                      Commission File Number:   0-28748

                        CLOSURE MEDICAL CORPORATION
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     Delaware                                    56-1959623
-------------------                          -------------------
  (State or other                              (I.R.S. Employer
    jurisdiction                              Identification No.)
of incorporation or
   organization)


        5250 Greens Dairy Road, Raleigh, North Carolina 27616
        ------------------------------------------------------
          (Address of principal executive offices) (Zip Code)

                          (919) 876-7800
        ------------------------------------------------------
         (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                                                  No
          -----                                                    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
------------------------------------------------------------------------

                Class                          Outstanding at November 5, 1998
                ------                         -------------------------------

Common Stock, par value $0.01 per share           13,287,449


                          CLOSURE MEDICAL CORPORATION

                                     INDEX


                                                                                              PAGE NUMBER
                                                                                              ------------
PART I:      FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Balance Sheet as of September 30, 1998 (unaudited) and December 31,  1997..................3

          Statement of Operations (unaudited) for the three months ended September 30,
          1998 and 1997 and for the nine months  ended  September  30, 1998 and 1997.................4

          Statement  of  Cash  Flows   (unaudited)   for  the  nine  months  ended September 30,
          1998 and 1997..............................................................................5

          Notes to Financial Statements (unaudited)..................................................6

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................8

PART II:     OTHER INFORMATION

      Item 2    Changes in Securities and Use of Proceeds...........................................12


      Item 6    Exhibits and Reports on Form 8-K....................................................13



                             PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CLOSURE MEDICAL CORPORATION
                                     BALANCE SHEET
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                1998           1997
                                                                ----           ----
                         ASSETS                              (UNAUDITED)
Current assets:
Cash and cash equivalents                                  $       3,682  $       7,277
Short-term investments                                            12,715         14,417
Accounts receivable                                                  742          1,226
Inventories                                                          626            347
Prepaid expenses                                                     210            367
                                                             ------------   ------------

   Total current assets                                           17,975         23,634

Furniture, fixtures and equipment, net                             6,722          3,694
Restricted investments                                             1,582          1,517
Long-term investments                                              1,362          1,298
Intangible assets, net                                               385            276
                                                             ------------   ------------

   Total assets                                            $      28,026  $      30,419
                                                             ============   ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           $         955  $         478
Accrued expenses                                                   1,597          2,598
Deferred revenue                                                   2,340          2,019
Capital lease obligations                                            240            155
Current portion of long-term debt                                    350            350
                                                             ------------   ------------

   Total current liabilities                                       5,482          5,600

Capital lease obligations                                            998          1,250
Long-term debt less current portion                                2,450          1,150
                                                             ------------   ------------

   Total liabilities                                               8,930          8,000
                                                             ------------   ------------

Stockholders' Equity:
Preferred Stock, $.01 par value.  Authorized 2,000 shares; none        -              -
issued or outstanding
Common Stock, $.01 par value.  Authorized 35,000 shares;
issued and outstanding 13,280 and 13,242 shares, respectively        133            132
Additional paid-in capital                                        46,289         46,058
Accumulated deficit                                              (26,857)       (23,075)
Deferred compensation on stock options                              (469)          (696)
                                                             ------------   ------------

   Total stockholders' equity                                     19,096         22,419
                                                             ------------   ------------

   Total liabilities and stockholders' equity              $      28,026  $      30,419
                                                             ============   ============

The accompanying notes are an integral part of these financial statements.


                                                  CLOSURE MEDICAL CORPORATION
                                                   STATEMENT OF OPERATIONS
                                                         (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30, SEPTEMBER 30,      SEPTEMBER 3SEPTEMBER 30,
                                                      1998          1997             1998         1997
                                                      ----          ----             ----         ----

Product sales                                    $      2,710  $        591       $   4,822  $        939
License and product development revenues                1,500             -           1,500             -
                                                       ------            --          ------       -------
   Total revenues                                       4,210           591           6,322           939
                                                       ------          ----          ------       -------
Cost of products sold                                   1,063           461           2,448           883
                                                       ------          ----          ------       -------
   Gross profit and license and product development     3,147           130           3,874            56
   revenues                                            ------          ----          ------      -------
Research, development and regulatory affairs expenses   1,502           870           4,410         2,366
Selling and administrative expenses                     1,339         1,266           3,889         3,548
                                                       ------        ------           ------        ------
   Total operating expenses                             2,841         2,136           8,299         5,914
                                                       ------        ------          ------         -----
Income (loss) from operations                             306        (2,006)         (4,425)       (5,858)
Interest expense                                         (100)          (18)           (291)          (26)
Investment and interest income                             288           397             934         1,062
                                                          ----          ----            ----         -----
Net income (loss)                                  $       494   $    (1,627)      $  (3,782) $     (4,822)
                                                          ====        =======         =======       =======
Shares used in computation of net income (loss)
  per share:
   Basic                                                13,278        13,212          13,264        12,873
                                                       =======       =======         =======        ======
   Diluted                                              13,656        13,212          13,264        12,873
                                                       =======       =======         =======        ======
Net income (loss) per share:
   Basic                                           $      0.04   $     (0.12)      $   (0.29) $      (0.37)
                                                          ====        ======          ======        ======
   Diluted                                         $      0.04   $     (0.12)      $   (0.29) $      (0.37)
                                                          ====        ======          ======        ======

The accompanying notes are an integral part of these financial statements.


                            CLOSURE MEDICAL CORPORATION
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                          SEPTEMBER 30,  SEPTEMBER 30,
                                                             1998           1997
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $     (3,782)  $      (4,822)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization expense                            374             121
Amortization of deferred compensation on stock options           227             228
Net loss on disposals of fixed assets                             11               4
Net loss on disposals of intangibles                              75              50
Change in accounts receivable                                    484            (128)
Change in inventories                                           (279)           (101)
Change in prepaid expenses                                       157             (61)
Change in accounts payable and accrued expenses                 (524)          1,024
Change in deferred revenue                                       321             (32)
                                                          -----------    ------------

Net cash used by operating activities                         (2,936)         (3,717)
                                                          -----------    ------------


Cash flows from investing activities:
Additions to furniture, fixtures and equipment                (3,405)         (1,075)
Additions to intangible assets                                  (192)            (99)
Purchases of investments                                     (12,046)        (28,999)
Proceeds from the sale of investments                         13,619          16,568
                                                          -----------    ------------

Net cash used by investing activities                         (2,024)        (13,605)
                                                          -----------    ------------


Cash flows from financing activities:
Proceeds from borrowings                                       1,500               -
Repayment of debt                                               (200)              -
Net proceeds from sale of common stock                           232          12,483
Proceeds from capital lease obligations                            -           1,066
Payments under capital lease obligations                        (167)            (51)
                                                          -----------    ------------

Net cash provided by financing activities                      1,365          13,498
                                                          -----------    ------------

Increase (decrease) in cash and cash equivalents              (3,595)         (3,824)
Cash and cash equivalents at beginning of period               7,277          13,024
                                                          -----------    ------------

Cash and cash equivalents at end of period              $      3,682   $       9,200
                                                          ===========    ============

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

The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), was issued in February 1998. SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106. SFAS 132, which is effective for fiscal years beginning after December 15, 1997, currently has no material impact on the Company's disclosures.

                           CLOSURE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 on or before the effective date; however, it is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.

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


4.  Inventories

Inventories included the following:

                        September 30,           December 31,
                           1998                    1997
                        -------------          ------------
                                 (In thousands)

Packaging               $       40        $       45
Raw materials                   39                54
Work-in-process                229               224
Finished goods                 318                24
                        ----------        ----------
                        $      626        $      347
                        ==========        ==========

5.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods.

Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

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

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $6,829,000 for the year ended December 31, 1997. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to continue to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

On August 28, 1998, the Company was granted approval from the U. S. Food and Drug Administration ("FDA") of its premarket approval application to market DERMABOND in the United States.

DERMABOND, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U. S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND to Ethicon, Inc. ("Ethicon") , a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND to Ethicon to support its launch in European Union countries. DERMABOND is currently marketed by Ethicon in the U. S. and approximately 23 countries outside the U. S.

RESULTS OF OPERATIONS

Total revenues were $4,210,000 for the three months ended September 30, 1998, compared to $591,000 for the three months ended September 30, 1997. Product sales were $2,710,000 for the three months ended September 30, 1998, compared to $591,000 for the three months ended September 30, 1997. License and product development revenues were $1,500,000 for the 1998 period versus $0 for the 1997 period. For the nine months ended September 30, 1998, total revenues were $6,322,000, consisting of product sales of $4,822,000 and license and product development revenues of $1,500,000, compared to $939,000, consisting of product sales only, for the same period of 1997. The increase in 1998 product sales was primarily a result of increased sales volume of DERMABOND. License and product development revenues represents the milestone payment from Ethicon for the approval from the FDA of the premarket approval application to market DERMABOND in the United States.

Cost of products sold were $1,063,000 for the three months ended September 30, 1998, compared to $461,000 for the three months ended September 30, 1997. Cost of products sold as a percentage of product sales decreased to 39% in the three months ended September 30, 1998, compared to 78% during the same period of 1997. For the nine months ended September 30, 1998, cost of products sold were $2,448,000 compared to $883,000 for the same period of 1997. Cost of products sold as a percentage of product sales decreased to 51% in the nine months ended September 30, 1998, compared to 94% during the same period of 1997. The decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND resulting in the fixed portion of cost of products sold being allocated over higher sales volume.

Operating expenses were $2,841,000 for the three months ended September 30, 1998, compared to $2,136,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, operating expenses were $8,299,000 and $5,914,000, respectively. These increases were primarily attributable to the addition of personnel, expansion of the Company's facilities and increased research and development and regulatory affairs expenses. At September 30, 1998, the Company had approximately 88 employees compared to approximately 54 at September 30, 1997. In March 1998, the Company relocated its corporate offices into a 50,000 square feet facility and its manufacturing operations to the same facility in August 1998. Prior to the move, the Company occupied approximately 20,000 square feet.

Interest expense was $100,000 for the three months ended September 30, 1998, compared to $18,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, interest expense was $291,000 and $26,000, respectively. These increases were a result of the Company entering into a new lease line and term loan during March and November 1997, respectively. Additionally, the Company increased its borrowings under the term loan in February 1998.

Investment and interest income was $288,000 for the three months ended September 30, 1998, compared to $397,000 for the same period of 1997. This decrease was attributed to interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues, and product sales revenues. Through September 30, 1998, the Company had raised approximately $30 million in equity financing. As of March 29,1996, all long-term debt to Sharpoint, including accrued interest, was contributed as partners' capital to the Partnership. The Company has entered into and received approximately $4.5 million from a lease line and term loan since March 1997. In addition, the Company has received approximately $7.0 million related to the supply and distribution agreement for DERMABOND entered into with Ethicon in March 1996, of which $2.0 million has been classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon.

Net cash used by operating activities was $2,936,000 and $3,717,000 for the nine months ended September 30, 1998 and 1997, respectively.

Net cash used for investing activities was $2,024,000 and $13,605,000 for the nine months ended September 30, 1998 and 1997, respectively. Investing activities during the 1998 period were primarily related to leasehold improvements of the Company's new 50,000 square feet facility and acquisition of capital equipment. During the same period of 1997, cash was used primarily to purchase investments.

Net cash provided by financing activities was $1,365,000 and $13,498,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company's primary financing activity during the nine months ended September 30, 1998 was the Company's additional borrowings under its term loan whereby the Company had borrowed $3.0 million as of September 30, 1998. The Company's primary financing activity during the nine months ended September 30, 1997 was the Company's follow-on offering of 1,725,000 shares of Common Stock, of which 1,025,000 shares were sold by the Company generating net proceeds to the Company of approximately $12,020,000.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $19.3 million at September 30, 1998, will be sufficient to finance its capital requirements for at least 12 months. The Company expects to incur a loss in 1998 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

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


YEAR 2000 UPDATE

The Company's Year 2000 Project ("Project") is addressing the issue of computer programs with date-sensitive software that may be unable to distinguish between the year 1900 and the year 2000. Failure to correct the Year 2000 Issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes it has identified the significant internal issues and has developed a plan to resolve these Year 2000 Issues. The Project continues to assess external customers and suppliers and their Year 2000 compliance.

Based on a recent third party assessment, it appears the Company will be required to modify or replace insignificant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999 and mitigate the Year 2000 Issue. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company is in the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the Year 2000 Issue. Therefore, based on presently available information, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted, or if so, in a timely manner, would not have a material adverse effect on the Company.

The Company will utilize both internal and external resources to mitigate the Year 2000 Issue. The Project is planned to be completed no later than the end of first quarter of 1999. The total cost associated to mitigate the Year 2000 Issue is not expected to be material to the Company's financial position, results of operations or liquidity. To date the Company has incurred and expensed approximately $25,000 related to the assessment of, and preliminary efforts in connection with, the Project. The total remaining cost of the Project is estimated to be approximately $50,000 and will be expensed as incurred.

The costs of and the date on which the Company plans to complete the Project are based on management's best estimates, which were derived utilizing numerous assumptions and factors, including those of external sources. Therefore, there can be no guarantee that these estimates will be achieved and actual results could differ materially from current plans.

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

For the period beginning on the Effective Date through September 30, 1998, reasonable estimates of the uses of proceeds from the IPO are as follows:

                                                                    (millions)
                                                                    -----------
      Working capital                                                  $7.1
      Research and development and regulatory affairs                   9.0 (a)
      Capital expenditures                                              2.1 (b)
      Obtain and protect patents                                         .4
                                                                      -----
            Total                                                     $18.6

Of the above uses of proceeds attributed to working capital, approximately $172,000 represented direct payments to directors for annual board compensation and meeting fees and expenses and approximately $2,456,000 represented payments to officers of the Company for compensation. Included in the payments to directors was approximately $59,000 to two individuals beneficially owning ten percent or more of the Common Stock of the Company. Additionally, reflected in working capital is approximately $210,000 paid to a consultant who provides services to the Company.

Temporary investments during this period have consisted primarily of corporate and municipal bonds and money market funds. The Company invested all of the net proceeds, approximately $18 million, upon the completion of the IPO and such amount has been reduced as the expenditures described above have been incurred. As of September 30, 1998, the Company had approximately $15.7 million in short-term and long-term investments, which amount also includes proceeds of the Company's follow-on offering in April 1997.

(a)   Regulatory affairs expenses primarily consist of clinical trial expenses.
(b) Of the Company's capital expenditures of approximately $6.6 million for this period, approximately $4.5 million has been financed through a capital lease agreement and term loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 2 of Part I of this Form 10-Q).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.
            11 Computation of pro forma net income (loss) per share (see Note 5 to Notes to Financial Statements in Item 1 of Part I of this Form 10-Q).

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.
            None

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CLOSURE MEDICAL CORPORATION



Date: November 13, 1998       By:\s\Robert V. Toni
                                 ----------------------------------------
                                    Robert V. Toni
                                    President and Chief Executive Officer



Date: November 13, 1998       By:\s\J. Blount Swain
                                 ---------------------------------------
                                    J. Blount Swain
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER     DESCRIPTION
--------   -----------

11         Computation of Pro Forma Net Income (Loss) Per Share.

27         Financial Data Schedule.