Form 10-K
period 1998-12-31
CLOSURE MEDICAL CORP
filed 1999-03-24
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

               or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 0-28748

                           CLOSURE MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                      56-1959623
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

           5250 Greens Dairy Road
          Raleigh, North Carolina               27616
  (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (919) 876-7800

                 Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
         None                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

As of March 18, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $210,228,776. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 18, 1999, there were 13,307,509 shares of the registrant's Common Stock outstanding.

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART I.........................................................................1
  ITEM 1.   BUSINESS...........................................................1
  ITEM 2.   PROPERTIES........................................................14
  ITEM 3.   LEGAL PROCEEDINGS.................................................14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14
PART II.......................................................................15
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................15
  ITEM 6.   SELECTED FINANCIAL DATA...........................................16
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................17
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........21
  ITEM 8.   FINANCIAL STATEMENTS..............................................21
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES.........................................21
PART III......................................................................22
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................22
  ITEM 11.  EXECUTIVE COMPENSATION............................................22
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....22
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................22
PART IV.......................................................................23
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..23


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

        "OCTYLDENT" AND "NEXABAND" ARE FEDERALLY REGISTERED TRADEMARKS OF THE COMPANY."DERMABOND" IS A TRADEMARK OF ETHICON, INC., THE COMPANY'S MARKETING PARTNER FOR THE PRODUCT. ALL OTHER TRADE NAMES AND TRADEMARKS APPEARING IN THIS ANNUAL REPORT ARE THE PROPERTY OF THEIR RESPECTIVE HOLDERS. PRIOR TO THE SELECTION OF THE TRADEMARK "DERMABOND" BY ETHICON, INC., DERMABOND WAS REFERRED TO AS TRAUMASEAL(TM) BY THE COMPANY.

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

RISK FACTORS

        IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED.

        CONTINUING OPERATING LOSSES. The Company has incurred net losses in each year since its inception, including net losses of approximately $4.8 million for the year ended December 31, 1998. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials and general and administrative expenses. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company may incur a loss in 1999 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable is dependent in large part on its success in commercializing the Company's lead product, DERMABOND, expanding its manufacturing capacity, obtaining regulatory approvals or clearances for its products, developing and marketing new products and entering into additional marketing agreements where appropriate and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the Company will generate significant revenue or become profitable on a sustained basis, if at all. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

        EARLY COMMERCIALIZATION; DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES; UNCERTAINTY OF MARKET ACCEPTANCE. The Company is in the early stage of product commercialization and has derived only limited revenues from sales of certain products to its marketing partners. The Company received premarket approval ("PMA") from the U.S. Food and Drug Administration ("FDA") to market DERMABOND in the United States in August 1998. The Company has several additional potential products in development. The Company believes that its long-term viability and growth will depend in large part on sales of DERMABOND, receiving regulatory clearances or approvals for and the successful commercialization of these new products resulting from its research and development activities. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization. There can be no assurance that the Company's development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all. Moreover, commercial applications of the Company's absorbable formulations are relatively new and evolving. The successful development and market acceptance of the Company's proposed products are subject to inherent developmental risks, including ineffectiveness or lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost and preclusion or obsolescence resulting from third parties' proprietary rights or superior or equivalent products, as well as general economic conditions affecting purchasing patterns.

        There can be no assurance that the Company and its marketing partners will be able to commercialize successfully or achieve market acceptance of the Company's technologies or products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. The failure to develop and market successfully new products would have a material adverse effect on the Company's results of operations and financial condition. See "Products" and "Competition and Technological Change."

        LIMITED MANUFACTURING EXPERIENCE. The Company has recently expanded manufacturing capacity and has limited experience in manufacturing its products. The Company's future success is dependent on its ability to manufacture its products in commercial quantities, in compliance with regulatory requirements, at an acceptable cost and with sufficient stability. The Company currently manufactures all of its products in a 50,000 square foot facility in Raleigh, North Carolina. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve sufficient manufacturing capabilities to enable it to satisfy demand or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to manufacture sufficiently to meet the requirements for DERMABOND of Ethicon, Inc. ("Ethicon"), the Company's marketing partner for DERMABOND, as set forth under their agreement, Ethicon may itself then manufacture DERMABOND and pay the Company royalties on sales. The resulting loss of payments from Ethicon for the purchase of DERMABOND from the Company would have a material adverse effect on the Company's results of operations and financial condition.

        In addition, the manufacture of the Company's products will be subject to periodic inspection by regulatory authorities and certain marketing partners, and the Company's manufacture of its products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the current good manufacturing practices ("GMPs"), as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that the Company will continue to satisfy these requirements for DERMABOND. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or delay in attaining compliance may adversely affect the Company's manufacturing activities and could result in, among other things, FDA refusal to grant premarket approvals or clearances for pending or future products, warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of the Company's manufacturing facilities and processes may subject the Company to further FDA inspections and review prior to implementation of such modifications. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances would have a material adverse effect on the Company's results of operations and financial condition. See "--Effects of FDA and Other Government Regulation," "Ethicon and Other Marketing Agreements" and "Manufacturing."

        DEPENDENCE ON MARKETING PARTNERS. The Company has no prior experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its nonabsorbable products has included entering into agreements with other companies to market current and certain future products incorporating the Company's technology. The Company derived all of its fiscal 1998 revenues from the sale of products to its marketing partners. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company. The Company may establish a sales force to market certain future products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all.

        The Company is dependent for product sales revenues for its nonabsorbable products upon the success of the Company's marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by the Company's marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. There can be no assurance that products will be launched in the manner and on the timetable expected by the Company as such determinations are entirely within the control of the Company's marketing partners. Certain agreements also permit the marketing partners to pursue existing or alternative technologies in preference to the Company's technology. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Ethicon and Other Marketing Agreements."

        DEPENDENCE ON SOLE SOURCE SUPPLIER. The Company currently purchases cyanoacetate, the primary raw material used in manufacturing most of the Company's products, from a single qualified source. There can be no assurance that the Company will be able to obtain adequate commercial quantities of cyanoacetate to manufacture its products within a reasonable period of time or at commercially reasonable rates. Lack of adequate commercial quantities or inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time or any interruptions in supply in the future could have a material adverse effect on the Company's ability to manufacture its products, including DERMABOND, and, consequently, could have a material adverse effect on the Company's results of operations and financial condition. See "--Dependence on Marketing Partners," "Ethicon and Other Marketing Agreements" and "Manufacturing."

        DEPENDENCE ON PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS. The Company's success depends in large part on whether it can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has ten U.S. patents with expiration dates ranging from 2004 to 2014 and two foreign patents with expiration dates ranging from 2014 to 2015, and has filed applications for 18 additional U.S. patents in addition to certain corresponding patent applications outside the United States. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's results of operations and financial condition.

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

        EFFECTS OF FDA AND OTHER GOVERNMENT REGULATION. As newly developed medical devices, the Company's medical tissue cohesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, prior to their sale. In order to obtain such clearances or approvals, medical tissue cohesives must be shown to be efficacious and safe for use in humans. The Company's current and future medical tissue cohesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"). The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and premarket approval requirements and GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting.

        The regulatory process is lengthy, expensive and uncertain. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain FDA clearance or approval through either the 510(k) premarket notification ("510(k)") process or the lengthier PMA approval process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. In addition, FDA approval of color additives used to color a medical device often must be obtained through the color additive petition ("CAP") process. The 510(k), PMA and CAP processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate clearance or approval. It is expected that some of the Company's future products under development will be subject to the lengthier PMA process. There can be no assurance that the Company will obtain the necessary clearances or approvals to market its products. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

        Medical devices also are subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. See "Government Regulation."

        POTENTIAL ADVERSE EFFECT OF COMPETITION AND TECHNOLOGICAL CHANGE. The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, DERMABOND competes with the suture products of Ethicon, the world leader in the wound closure market, and Tyco International Ltd., as well as the staple products of Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, and United States Surgical Corporation. In addition, there are currently two other cyanoacrylate-based topical adhesives with which DERMABOND competes, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco International Ltd. has test marketed a similar adhesive, Indermil, in the United Kingdom. Loctite, the manufacturer of Indermil, has received an Investigational Device Exemption from the FDA and has begun clinical studies in the United States for this product. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products.

        There can be no assurance that the Company's competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory clearances or approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or product commercialization earlier than the Company, any of which could have a material adverse effect on the Company. Furthermore, the Company competes with others with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Finally, under the terms of the Company's marketing agreements, the Company's marketing partners may pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that will compete with the Company's products.

        EFFECTS OF INTERNATIONAL SALES. The Company and its marketing partners intend to market the Company's current and future products outside the United States as well as domestically. A number of risks are inherent in international transactions. In order for the Company to market its products in Europe, Australia, Canada and certain other foreign jurisdictions, the Company must obtain required market authorizations and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for authorizations to market, may differ from the FDA regulatory scheme. There can be no assurance that the Company will obtain market authorizations in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign market authorizations. Delays in receipt of authorizations to market the Company's products in foreign countries, failure to receive such authorizations or the future loss of previously received authorizations could have a material adverse effect on the Company's results of operations and financial condition. International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs. The Company's international sales and related royalties of DERMABOND are based on sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any foreign market. See "Ethicon and Other Marketing Agreements" and "Government Regulations."

        FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING. The Company has expended and expects to continue to expend substantial funds to complete the research, development and clinical testing of its existing products and future products in development and to establish commercial-scale manufacturing facilities. The Company believes that existing cash and cash equivalents and investments, which totaled $16.7 million as of December 31, 1998, will be sufficient to finance its capital requirements for at least 12 months. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. Other than the Company's equipment financing line of credit and term loan, the Company currently has no commitments for any additional financing, and there can be no assurance that adequate funds for the Company's operations from the Company's revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, and could have a material adverse effect on the Company's results of operations and financial condition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

        The Company's lead product, DERMABOND, is a nonabsorbable tissue cohesive that can be used to replace sutures and staples for certain topical wound closure applications. On August 28, 1998, the Company received premarket approval from the FDA to market DERMABOND in the United States and the Company's marketing partner, Ethicon, launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND since late 1997 and is currently marketing DERMABOND in approximately 24 countries outside the United States.

        The Company has another nonabsorbable product for human use and a product line for veterinary uses. OCTYLDENT, which received 510(k) clearance from the FDA, is a topical sealant currently used in conjunction with Actisite(R), a site-specific drug delivery system manufactured by ALZA Corporation ("ALZA"), to treat adult periodontal disease. OCTYLDENT is marketed with Actisite(R) in the United States by Procter & Gamble/ALZA, Partners for Oral Health Care (the "Procter & Gamble/ALZA Partnership") and outside the United States by ALZA. NEXABAND is a product line of five topical tissue cohesives marketed by Farnam Companies, Inc. ("Farnam") and used in veterinary wound closure and management.

        The Company is currently developing additional nonabsorbable tissue cohesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

        Closure is also developing absorbable cyanoacrylate products for internal applications. In 1998, Closure established its Absorbable Cohesive Technology Division, which has separate personnel and a separate research and development facility, in order to develop its absorbable cohesive products. Any future absorbable products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

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

        The Company's proprietary technology allows it to customize the physical and chemical properties of cyanoacrylates to meet specific market needs. These properties include viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation. The Company's current products perform consistently and reproducibly, do not require special preparation or refrigeration and have shelf-lives of at least 24 months.

        Closure has developed applicator and packaging technology to deliver DERMABOND and other products to wound sites in order to enhance the utility of its products. The current DERMABOND applicator contains a catalyst that controls the rate of polymerization and allows the cohesive film to be applied in multiple layers, which enhances bond strength.

        During the years ended December 31, 1996, 1997 and 1998, the Company spent $861,000, $1,639,000 and $4,241,000, respectively, on research and development activities.

PRODUCTS

        The Company's medical tissue cohesive products are an alternative to the traditional method of closing topical wounds and incisions. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound, may cause leakage or additional scarring at the small puncture sites, require anesthetics, are time-consuming to apply, and generally require return patient visits and physician time to remove the sutures or staples. Medical tissue cohesives may be applied quickly, may not require anesthetics, do not induce trauma to surrounding tissues and do not require return visits to the physician for removal.

        DERMABOND

        The Company's lead product, DERMABOND, is a topical tissue cohesive used to close wounds from skin lacerations and incisions, minimally invasive surgery and plastic surgery. DERMABOND is used as a replacement for topical sutures or staples or in conjunction with subcuticular sutures or staples. DERMABOND is intended to be used topically for wound closure on low skin tension areas of the body and is not intended for use on the hands, feet or across joints. Although the purchase cost of DERMABOND is expected to be greater than sutures or staples, the Company believes that the use of DERMABOND results in lower overall materials and procedure costs because of reduced treatment time, elimination of the need for anesthetics, simplification of post-closure wound care and elimination of suture or staple removal.

        In 1996, the Company completed an 818-patient controlled, randomized clinical trial of DERMABOND at ten sites throughout the United States. The clinical trial compared wound closure utilizing DERMABOND with wound closure utilizing sutures or staples. The clinical trial demonstrated DERMABOND to be at least equivalent to topical nonabsorbable U.S.P. size 5.0 or smaller diameter sutures, staples or adhesive strips/tapes in wound closure, wound healing, cosmetic outcome and infection rate, and also demonstrated that the use of DERMABOND substantially reduced procedure time and inflammation.

        In March 1996, the Company entered into an exclusive worldwide agreement with Ethicon, a subsidiary of Johnson & Johnson and a world leader in wound closure products, to market and distribute DERMABOND. On August

28, 1998, the Company received premarket approval to market DERMABOND in the United States and Ethicon launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND since late 1997 and is currently marketing DERMABOND in approximately 24 countries outside the United States.

        OTHER PRODUCTS

        OCTYLDENT, the Company's first product for human use, is a topical sealant used in conjunction with site-specific sustained release antibacterial drug therapy to treat adult periodontal disease. OCTYLDENT seals the pocket of a diseased gum where Actisite(R), a therapeutic drug delivery system manufactured by ALZA, has been inserted, thereby allowing the system to remain in place over a ten-day period. OCTYLDENT is marketed with Actisite(R) by the Procter & Gamble/ALZA Partnership in the United States and outside the United States by ALZA. The Company has five topical tissue cohesive products sold under the NEXABAND trade name used in veterinary wound closure and management procedures. The NEXABAND products are distributed through Farnam, a leader in large animal over-the-counter products and small and large animal ethical product markets.

        PRODUCT IN CLINICAL TRIALS

        During 1998, the Company funded a 42-patient pilot clinical study of a proprietary nonabsorbable formulation to treat oral ulcers, which was conducted at the University of North Carolina-Chapel Hill Hospital and School of Dentistry. The pilot study demonstrated that the nonabsorbable formulation, when applied to oral ulcers, reduced both short-term and longer-term pain when compared to the pain experienced by patients in an untreated control group. The study further demonstrated that Closure's proprietary formulation significantly reduced the time required for the ulcer to heal completely when compared to ulcers which were not treated by Closure's formulation. At day seven, 77% of patients treated with the Company's proprietary formulation experienced complete healing of their oral ulcer, compared to only 21% of patients who did not receive treatment. As a result of this pilot study, the Company is conducting a definitive clinical study of 155 patients to demonstrate the effectiveness of Closure's proprietary nonabsorbable formulation when applied to oral ulcers. The Company chose investigators at Brigham & Women's Hospital in Boston, MA, the University of North Carolina-Chapel Hill in Chapel Hill, NC and Forsyth Dental Center in Boston, MA to conduct the study. The patient enrollment portion of this definitive study was completed in March 1999. The clinical results of this study are not known yet.

        PRODUCTS IN DEVELOPMENT

        The Company is currently developing additional nonabsorbable tissue cohesive products. The Company is in the pre-clinical stage of product development for a liquid bandage for minor cuts, scrapes and abrasions. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."

        In 1998, Closure established its Absorbable Cohesive Technology Division, which has separate personnel and a separate research and development facility, in order to develop its absorbable cohesive products. The Division is responsible for developing absorbable cyanoacrylate products for internal applications. The Company presently has two products in development, a surgical tissue cohesive to be used to close internal surgical incisions and traumatic wounds and a surgical sealant to be used to control post-surgical leakage at suture closure sites. Any future absorbable products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."

ETHICON AND OTHER MARKETING AGREEMENTS

        The Company's strategy for its current nonabsorbable products has been to enter into marketing agreements with marketing partners to sell its products. The Company is dependent on its marketing partners to market and distribute these products. Although the Company believes that its marketing partners have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. Any future products of the Company may be sold through marketing partners or a direct sales force. See "Risk Factors--Dependence on Marketing Partners."

        In March 1996, the Company entered into a renewable, eight-year supply and distribution agreement with Ethicon, a subsidiary of Johnson & Johnson, which provides Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND, the Company's lead nonabsorbable product. The agreement requires Ethicon to make minimum purchases that escalate annually and requires Ethicon to pay royalties based upon net sales. Ethicon may renew the agreement for additional one-year periods. The agreement is terminable upon specified events, including (i) material breach by either party and (ii) insolvency of either party. Upon certain events of default, including failure to provide an adequate supply of product, Ethicon may terminate its arrangement to purchase DERMABOND from the Company, and Ethicon may itself then manufacture DERMABOND and pay the Company royalties based on sales. See "Risk Factors--Dependence on Marketing Partners," "Risk Factors--Limited Manufacturing Experience," "Products--DERMABOND" and "Manufacturing."

        The Company entered into a supply agreement with the Procter & Gamble/ALZA Partnership which grants it non-exclusive worldwide rights to market and distribute Octyldent with Actisite(R), a product manufactured by ALZA. The Company entered into a supply agreement with ALZA, which grants ALZA non-exclusive rights to market OCTYLDENT worldwide, except in the United States, Canada, Mexico and Venezuela, where the Procter & Gamble/ALZA Partnership has marketing rights. The agreements guarantee the Company minimum purchases annually and provide for specified prices per unit. The agreements have automatic renewals for additional one-year periods and are terminable upon specified events, including among other, certain breaches and revocation or suspension of the Company's 510(k) clearance for OCTYLDENT.

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

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

        The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has ten U.S. patents with expiration dates ranging from 2004 to 2014 and two foreign patents with expiration dates ranging from 2014 to 2015, and has filed applications for 18 additional U.S. patents in addition to certain patent applications outside the United States. The issued U.S. patents relate to the Company's tissue cohesive formulations and delivery technology. The pending U.S. patent applications relate to the Company's products and processes.

        In addition to patent protection, the Company relies on unpatented trade secrets and proprietary technological expertise. The Company relies, in part, on confidentiality agreements with its marketing partners, employees, advisors, vendors and consultants to protect its trade secrets and proprietary technological expertise. See "Risk Factors--Dependence on Patents, Trade Secrets and Proprietary Rights."

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

        Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier PMA approval process. If a color additive is used to color the medical device, the manufacturer may be required to submit a CAP and obtain FDA approval for use of the color additive in production of the device. A 510(k) premarket notification will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA may request extensive data, including clinical studies of the device's safety and effectiveness, before a substantial equivalence determination can be made. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. A PMA application must be filed if a product is found to be not substantially equivalent to a legally marketed Class I or II device or if it is a Class III device for which the FDA has called for PMAs. DERMABOND is a Class III medical device. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Similarly, a CAP must be supported with extensive data and information demonstrating the safety of the color additive under the conditions of intended use in the device. Before initiating human clinical trials, the manufacturer often must first obtain an Investigational Device Exemption ("IDE") for the proposed medical device. Prior to granting a PMA, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMPs and the FDA must approve final labeling. Approval of a PMA or a CAP could take two or more years from the date of submission of the application or petition. The PMA and CAP processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

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

        On August 28, 1998, DERMABOND received PMA approval. OCTYLDENT, the Company's product sold in conjunction with Actisite(R), received 510(k) clearance in 1990. BotH DERMABOND and OCTYLDENT are subject to GMP, postmarket reporting and other FDA requirements.

        There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA and CAP approvals to market its future products in the United States for their intended use on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors--Limited Manufacturing Experience" and "Risk Factors--Effects of FDA and Other Government Regulation."

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

        Pursuant to the FDC Act, a non-FDA approved medical device may be exported to any country, provided that the device (i) complies with the laws of that country and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and countries in the European Union and the European Economic Area. Generally, export of unapproved devices (i.e., those requiring a PMA in the U.S.) that do not have marketing authorization in a listed country will continue to require prior FDA export authorization.

        Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive ("MDD"). As of June 14, 1998, compliance with the MDD requires that manufacturers of devices covered by the MDD must obtain the right to display the CE mark, which allows the device to be marketed, put into service and circulated freely within the European Union. The Company received authorization to display the CE mark in the European Union for DERMABOND and other topical and ophthalmic tissue cohesive applications in August 1997 and for OCTYLDENT in August 1995. The Company plans to pursue the right to display the CE mark on future products for human use that the Company may develop. There can be no assurance that the Company will be successful in obtaining the right to display the CE mark on any additional medical devices. Failure to obtain the right to display the CE mark on its medical devices could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors--Effects of FDA and Other Government Regulation."

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

        Since August 1998, the Company has been manufacturing all of its products in a 50,000 square foot facility in Raleigh, North Carolina. This facility integrates production, bottling, labeling and packaging capabilities for products currently being marketed. The Company believes that this facility will be sufficient to meet Ethicon's worldwide market demand for DERMABOND. See "Item 2--Properties."

        The Company is implementing a multiphase plan for additional expansion of its manufacturing capabilities. Part of this expansion is the integration of all the operations associated with the filling and packaging of DERMABOND, which currently are completed by outside providers. Such expansion and scale-up is expected to occur over the next three years and will provide for sufficient capacity for all current products, including DERMABOND, as well as various new products. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve large-scale manufacturing capabilities or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to expand sufficiently its manufacturing capacity to meet Ethicon's requirements for DERMABOND as set forth under their agreement, Ethicon may itself then manufacture DERMABOND and pay the Company royalties based on sales. See "Risk Factors--Limited Manufacturing Experience" and "Ethicon and Other Marketing Agreements."

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

        The Company presently purchases cyanoacetate, the primary raw material used in the manufacture of the Company's medical cohesives, from one source. The Company has the capability of manufacturing cyanoacetate if necessary, and cyanoacetate may be available from a second supplier. The Company would be required to qualify the quality assurance systems of an additional supplier prior to its use as a source of supply. The other raw materials used in manufacturing and packaging the Company's products are readily available from multiple sources, as is its process control equipment. See "Risk Factors--Dependence on Sole Source Supplier."

        The Company hires filling and packaging employees as needed on a temporary basis, and the Company expects that a portion of the Company's future packaging requirements will be completed by outside providers.

COMPETITION AND TECHNOLOGICAL CHANGE

        The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, DERMABOND competes with the suture products of Ethicon, the world leader in the wound closure market, and Tyco International Ltd., as well as the staple products of Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, and United States Surgical Corporation. In addition, there are currently two other cyanoacrylate-based topical adhesives with which DERMABOND competes, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco International Ltd. has test marketed a similar adhesive, Indermil, in the United Kingdom. Loctite, the manufacturer of Indermil, has received an IDE and subsequently began clinical studies in the United States for this product. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. See "Risk Factors--Potential Adverse Effect of Competition and Technological Change."

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

        There is no fixed term of service for the Scientific Advisors. Current members may resign or be removed at any time, and additional members may be appointed. Members do not serve on an exclusive basis with the Company, are not under contract (other than with respect to confidentiality obligations) and are not obligated to present corporate opportunities to the Company. To management's knowledge, none of the members are working on the development of competitive products. Inventions or products developed by a Scientific Advisor who is not otherwise affiliated with the Company will not become the Company's property, but will remain the Scientific Advisor's property.

EMPLOYEES

        As of March 8, 1999, the Company had 96 full-time employees, of whom 82 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 14 were dedicated to administrative activities. Thirteen members of the Company's research and development staff have doctoral or advanced degrees. The Company intends to recruit additional personnel in connection with the research, development and manufacturing of its products. None of the Company's employees is represented by a union, and the Company believes relationships with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

        The table below sets forth the names, ages and positions of the persons who are the executive officers of the Company as of March 8, 1999.

NAME                           AGE  POSITION
Robert V. Toni                 58   President and Chief Executive Officer and Director
Joe B. Barefoot                48   Vice President of Regulatory Affairs and Quality Assurance
Dennis D. Burns                53   Vice President/General Manager, Absorbable Cohesive Technology Division
Jeffrey G. Clark               45   Vice President of Research and Development
William M. Cotter              48   Vice President of Manufacturing and Operations
Anthony J. Sherbondy           45   Vice President of New Business Generation
J. Blount Swain                42   Vice President of Finance and Chief Financial Officer

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

        DENNIS D. BURNS has served as Vice President/General Manager of the Company's Absorbable Cohesive Technology Division since February 1998. From 1994 to 1997, Mr. Burns was a principal of The Delta Group, a healthcare consulting company he founded in 1994, through which he functioned as President of EpiGenesis Pharmaceuticals. From 1992 to 1994, he was President and Chief Executive Officer of Macronex, Inc., an immunotherapy company. From 1979 to 1992, Mr. Burns held various executive positions at Johnson & Johnson, most recently from 1988 to 1992 as Vice President, Business Development of Ortho Biotech, Inc. Mr. Burns holds a B.S. degree in Biology from Manhattan College.

        JEFFREY G. CLARK has served as Vice President of Research and Development of the Company since 1990. Prior to that time, Mr. Clark spent seven years at Sharpoint, Inc. and its successor where he developed bioabsorbable and polypropylene suture technology. From 1977 to 1983, Mr. Clark worked at Extracorporeal Inc., a division of Johnson & Johnson. Mr. Clark holds an M.S. degree in Organic Chemistry from Drexel University.

        WILLIAM M. COTTER has served as Vice President of Manufacturing and Operations of the Company since June 1997. From 1989 to 1997, Mr. Cotter was Vice President of Operations (North America) of Sanofi Diagnostics Pasteur, Inc., a company involved in the design, manufacturing and marketing of IN VITRO diagnostics instrumentation and biological reagents. From 1984 to 1988, he worked at Genetic Systems Corporation, a subsidiary of Bristol Myers Company, where he was involved in the commercialization of one of the first diagnostic test kits for the HIV virus. Prior to that time, Mr. Cotter worked at Advanced Technology Laboratories, Inc., a division of E.R. Squibb Company. Mr. Cotter holds a B.A. degree from Ohio University.

        ANTHONY J. SHERBONDY has served as Vice President of New Business Generation of the Company since January 1998. Prior to that time, Mr. Sherbondy served as Director of Marketing of the Company from October 1996. From 1995 to 1996, he was the principal executive and founder of MedNet Market Research, LLC, a healthcare market research company. From 1992 to 1995, Mr. Sherbondy served as Director of Sales and Marketing Operations for Pasteur-Merieux-Connaught, a Rhone-Poulenc company. From 1983 to 1992, he held various positions at IOLAB Corporation, a Johnson & Johnson company. Mr. Sherbondy holds a B.A. degree from California State University and an M.B.A. from The Claremont Graduate School.

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

ITEM 2. PROPERTIES.

        In February 1997, the Company entered into a ten-year lease for approximately 50,000 square feet of office, laboratory and manufacturing space in Raleigh, North Carolina for, among other things, the corporate headquarters of the Company and the expansion of manufacturing capacity. The term of this lease began in September 1997. During 1998, the Company relocated its corporate offices and manufacturing operations to this new facility. The Company's manufacturing operations in the new facility were validated and became fully operational in the third quarter of 1998. The Company also leases a 5,800 square foot facility in Raleigh in which the Company's Absorbable Cohesive Technology Division conducts its research and development activities and other operations. The term of this lease extends through March 2001.

ITEM 3. LEGAL PROCEEDINGS.

        In December 1998, a former employee of the Company filed a discrimination claim with the Raleigh Area Office of the Equal Employment Opportunity Commission. The Company has retained counsel in this matter and settlement negotiations are ongoing. Management believes that the outcome of this matter will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CLSR." Prior to the change of the Company's name on January 13, 1997, the Common Stock was traded under the symbol "TPMC." The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 1997 and 1998.

                                                        HIGH           LOW
                                                        ----           ---
1997

  First Quarter........................................$21.50        $12.50
  Second Quarter........................................23.75         14.25
  Third Quarter.........................................38.75         18.00
  Fourth Quarter........................................35.13         21.88

1998

  First Quarter........................................$30.88        $18.50
  Second Quarter........................................29.88         19.06
  Third Quarter.........................................30.00         19.88
  Fourth Quarter........................................30.88         14.25

        As of March 18, 1999, there were approximately 307 holders of record of the Company's Common Stock. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data set forth below for each year in the five year period ended December 31, 1998 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheets as of December 31, 1997 and 1998 and the related statements of operations and of cash flows for the years ended December 31, 1996, 1997 and 1998 and notes thereto appear elsewhere in this Annual Report. This data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.

                                                                               YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                1994        1995        1996        1997        1998
                                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Product sales                                               $  1,478    $  1,380    $    496    $  1,551    $  8,079
 License and product development revenues                          25        --         3,500        --         1,500
                                                             --------    --------    --------    --------    --------
   Total revenues                                               1,503       1,380       3,996       1,551       9,579
 Cost of products sold                                            528         531         460       1,398       3,480
                                                             --------    --------    --------    --------    --------
 Gross profit and license and product development revenues        975         849       3,536         153       6,099
                                                             --------    --------    --------    --------    --------
Research, development and regulatory affairs expenses           1,231       1,637       3,167       3,594       6,297
Selling and administrative expenses                             1,366       1,589       2,879       4,752       5,407
Charges related to partnership capital changes (1)               --         3,500      14,210        --          --
Payments to CRX Medical, Inc. and Caratec, L.L.C                  150         250         293        --          --
                                                             --------    --------    --------    --------    --------
   Total operating expenses                                     2,747       6,976      20,549       8,346      11,704
                                                             --------    --------    --------    --------    --------
 Loss from operations                                          (1,772)     (6,127)    (17,013)     (8,193)     (5,605)
 Interest expense                                                --          --          --           (72)       (383)
 Investment and interest income                                     2           2         337       1,436       1,215
 Interest expense to Sharpoint Development Corporation           (445)       (847)       (138)       --          --
                                                             --------    --------    --------    --------    --------
 Net loss                                                    $ (2,215)   $ (6,972)   $(16,814)   $ (6,829)   $ (4,773)
                                                             ========    ========    ========    ========    ========
 Pro forma net loss per common share-basic and diluted (2)   $  (0.23)   $  (0.73)   $  (1.63)   $  (0.53)   $  (0.36)
                                                             ========    ========    ========    ========    ========
 Shares used in computation of pro forma net loss per
   common share--basic and diluted (2)                          9,600       9,600      10,285      12,966      13,270
                                                             ========    ========    ========    ========    ========


                                                                                   AS OF DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                1994       1995        1996        1997        1998
                                                                ----       ----        ----        ----        ----
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments         $     30    $     20    $ 17,651    $ 21,694    $ 16,702
Working capital (deficit)                                         (10)       (395)     15,175      19,704      11,621
Total assets                                                      784         908      19,512      30,419      27,420
Long-term debt and capital lease obligations, less
  current portion                                               7,851      10,088          14       2,400         934
Total partners' capital (deficit) and stockholders' equity     (7,378)    (10,850)     16,455      22,419      18,250

----------

(1) Includes for 1995 a one-time non-cash charge of $3,500,000 which represented the estimated fair value of the limited partnership interests of certain employee limited partners admitted to Tri-Point Medical L.P., the Company's predecessor (the "Partnership"), on December 31, 1995. Immediately prior to the Company's initial public offering, on September 25, 1996, the Company consummated an exchange of obligations of and interests in the Partnership for 9,600,000 shares of Common Stock. In connection with this exchange, Caratec, L.L.C. exchanged its right to receive various payments from the Partnership and its limited partnership interest for 1,776,250 shares of Common Stock. This transaction resulted in a non-cash expense for 1996 of $14,210,000 which equaled the difference between the value of the Common Stock issued to Caratec, L.L.C. and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital. See Note 1 to Notes to Financial Statements.

(2) See Note 2 to Notes to Financial Statements for a discussion of the basis for reported pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THE STATEMENTS SET FORTH BELOW THAT ARE NOT HISTORICAL FACTS OR STATEMENTS OF CURRENT CONDITIONS ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "FORECASTS," "ESTIMATES," "PLANS," "CONTINUES," "MAY," "WILL," "SHOULD," "ANTICIPATES" OR "INTENDS" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS. THESE FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING PRESENT OR ANTICIPATED SCIENTIFIC PROGRESS, DEVELOPMENT OF POTENTIAL PRODUCTS, FUTURE REVENUES, CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE FINANCINGS AND COLLABORATIONS, MANAGEMENT, MANUFACTURING DEVELOPMENT AND CAPABILITIES, REGULATORY CLEARANCES AND APPROVALS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, INVOLVE PREDICTIONS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES THAT COULD AFFECT THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE "RISK FACTORS" SET FORTH IN
ITEM 1 OF THIS ANNUAL REPORT. GIVEN THESE UNCERTAINTIES, CURRENT OR PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHERMORE, THE COMPANY DISCLAIMS ANY OBLIGATION OR INTENT TO UPDATE ANY SUCH FACTORS OR FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

        The following discussion should be read in conjunction with the Company's financial statements, including the notes thereto, included elsewhere in this Annual Report.

OVERVIEW

        Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of OCTYLDENT and NEXABAND products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17,926,000. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12,020,000.

        The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $4,773,000 for the year ended December 31, 1998. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company may incur a loss in 1999 and subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

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

        Historically, there was no provision for federal or state income taxes in the financial statements of the Company's predecessor, Tri-Point Medical L.P., because income or loss generated by the Partnership was included by the partners in their personal income tax returns. Since the Company's incorporation on February 20, 1996, the Company has been subject to federal and state corporate income taxes, but none have been paid due to losses generated.

        The Company was formed on February 20, 1996 and substantially all of the assets of the Partnership were transferred to the Company as of March 1, 1996. The net operating losses from inception through March 1, 1996 will not be available to the Company to offset any future taxable income for federal income tax purposes because it was a partnership for that period.

        The Company incurred compensation expense of $304,000 and $303,000 for the years ended December 31, 1997 and 1998, respectively, in connection with options for Common Stock granted to employees, consultants and directors because such options had a weighted average exercise price of $2.73 per share below the fair market value of the Common Stock. Such expense will be approximately $304,000 in 1999 and $89,000 in 2000 as the options vest. Such expense could increase during a given year if the vesting of options were to accelerate upon the occurrence of certain events.

        On August 28, 1998, the Company was granted approval from the FDA of its premarket approval application to market DERMABOND in the United States. DERMABOND, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the United States market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND to Ethicon, a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND to Ethicon to support its launch in European Union countries. DERMABOND is currently marketed by Ethicon in the United States and approximately 24 countries outside the United States.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        Total revenues for 1998 increased 518% to $9,579,000 from $1,551,000 for 1997. The increase in revenues was primarily a result of increased sales volume of DERMABOND. In addition, the Company received $1,500,000 of license and product development revenues during 1998, which represented the milestone payment from Ethicon for the approval from the FDA of the premarket approval application to market DERMABOND in the United States. Product sales increased to $8,079,000 for 1998 from $1,551,000 for 1997.

        Cost of products sold for 1998 increased to $3,480,000 from $1,398,000 for 1997. Cost of products sold as a percentage of product sales decreased to 43% for 1998 from 90% for 1997. This decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND, resulting in the fixed portion of cost of products sold being allocated over higher sales. The Company expects that gross margins on product sales will fluctuate based on sales volume.

        Operating expenses for 1998 increased to $11,704,000 from $8,346,000 for 1997. This increase was primarily attributable to the addition of personnel, expansion of the Company's facilities and increased research and development and regulatory affairs expenses. At December 31, 1998, the Company had approximately 94 employees compared to approximately 57 at December 31, 1997. In March 1998, the Company relocated its corporate offices into a 50,000 square foot facility and its manufacturing operations to the same facility in August 1998. Prior to the move, the Company occupied approximately 20,000 square feet. The increase in research and development and regulatory affairs expenses was primarily due to costs associated with the Company's development efforts related to its ongoing research and development programs. The Company expects these expenses will increase as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

        Interest expense for 1998 increased to $383,000 from $72,000 for 1997. This increase was a result of the Company entering into a new lease line and term loan during March 1997 and November 1997, respectively. Additionally, the Company increased its borrowings under the term loan in February 1998.

        Investment and interest income for 1998 decreased to $1,215,000 from $1,436,000 in 1997. This decrease was attributable to lower interest earned from lower average cash and investment balances.

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

        Cost of products sold for 1997 increased to $1,398,000 from $496,000 for 1996. Cost of products sold as a percentage of product sales decreased to 90% for 1997 from 93% for 1996. This decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND, NEXABAND and OCTYLDENT, resulting in the fixed portion of cost of products sold being allocated over higher sales.

        Operating expenses for 1997 decreased to $8,346,000 from $20,549,000 for 1996. Included in operating expenses for 1996 was a one-time non-cash charge of $14,210,000 related to the exchange by Caratec, a former limited partner of the Company's predecessor, Tri-Point Medical L.P., of its right to receive various payments from the Partnership and its limited partnership interest for Common Stock of the Company. Excluding this non-cash charge, total operating expenses for 1996 were $6,339,000 compared to $8,346,000 for 1997, representing a 32% increase for 1997. This increase was primarily attributable to the addition of personnel in research and development, new business generation and administrative departments reflecting the growth of the Company. In addition, the Company, in 1997, incurred additional administrative costs associated with supporting a public company, such as directors' and officers' liability insurance, investor relations and other professional fees. These increases were offset by decreases in costs associated with the conduct of clinical trials for DERMABOND.

        Interest expense for 1997 was $72,000 as a result of higher debt balances outstanding during the year, associated with a new lease line and a term loan entered into during March 1997 and November 1997, respectively.

        Investment and interest income for 1997 increased to $1,436,000 from $337,000 in 1996. This increase was a result of interest earned from higher average cash and investment balances resulting from the proceeds of the Company's public offerings in September 1996 and April 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through December 31, 1998, the Company had raised approximately $30.0 million from equity financings. Through March 29, 1996, the Partnership had borrowed approximately $9,571,000 from Sharpoint, which excludes accrued interest of $931,000 converted to long-term debt on December 31, 1994. As of March 29, 1996, all such long-term debt, including accrued interest, was contributed as partners' capital to the Partnership. During 1997, the Company entered into and received approximately $3.0 million from a new lease line and term loan. An additional $1.5 million was borrowed under the term loan in 1998. The term loan matures in May 1999, upon which the Company may be required to pay the approximately $2.4 million principal balance or extend the principal payments. In addition, the Company has received $7.0 million related to the supply and distribution agreement for DERMABOND entered into with Ethicon in March 1996, of which $2.0 million was classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon. The supply and distribution agreement for DERMABOND does not provide for any additional future milestone payments from Ethicon.

        Cash used by operating activities was $4,010,000 and $5,585,000 for 1998 and 1997, respectively. The decrease in cash used by operations was due to the lower net loss incurred in 1998 as compared to 1997 due to increased sales of DERMABOND.

        Cash used for investing activities was $3,668,000 during 1998, down from $14,052,000 for 1997. Investing activities during 1998 were primarily related to leasehold improvements for the Company's new 50,000 square foot facility and acquisition of capital equipment. During 1997, cash was used primarily to purchase investments and acquire capital equipment.

        Cash provided by financing activities was $1,225,000 and $13,890,000 for 1998 and 1997, respectively. The Company's primary financing activity during 1998 was additional borrowings of $1.5 million under its term loan. As of December 31, 1998 and 1997, the Company had borrowed approximately $3.0 million and $1.5 million, respectively. The Company's primary financing activity during 1997 was the Company's follow-on public offering.

         The Company believes that existing cash and cash equivalents and investments, which totaled $16.7 million as of December 31, 1998, will be sufficient to finance its capital requirements for at least 12 months. The Company may incur a loss in 1999 and subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and selling and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

        The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and commercialize successfully its lead product, DERMABOND, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for its future products, including the scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit and term loan, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. See "Item 1--Risk Factors."

YEAR 2000

        The Company's Year 2000 Project (the "Project") is addressing the issue of computer programs with date-sensitive software that may be unable to distinguish between the year 1900 and the year 2000. Failure to correct the Year 2000 issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company believes it has identified the significant Year 2000 internal issues and has developed a plan to resolve them. The Project continues to assess external customers and suppliers and their Year 2000 compliance.

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

        The Company is in the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the Year 2000 issue. Therefore, based on presently available information, there can be no guarantee that the systems of other companies on which the Company relies will be converted to address Year 2000 issues in a timely manner, and that such companies' failure to achieve Year 2000 compliance would not have a material adverse effect on the Company.

        The Company will utilize both internal and external resources to mitigate the Year 2000 issue. The Project is planned to be completed by no later than the end of first quarter of 1999. The total cost associated with mitigating the Year 2000 issue is not expected to be material to the Company's financial position, results of operations or liquidity. To date, the Company has incurred and expensed approximately $50,000 related to the assessment of, and preliminary efforts in connection with, the Project. The total remaining cost of the Project is estimated to be approximately $25,000 and will be expensed as incurred.

        The costs of and the date on which the Company plans to complete the Project are based on management's best estimates, which were derived utilizing numerous assumptions and factors, including those of external sources. Therefore, there can be no guarantee that these estimates will be achieved and actual results could differ materially from current plans.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

        The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality U.S. government securities, corporate bonds and Eurodollar bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 1998, the Company's total portfolio consisted of approximately $16.7 million of investments, all of which had maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

        The Company's international sales and related royalties of DERMABOND are based on sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

ITEM 8.        FINANCIAL STATEMENTS.

        The financial statements of the Company required by this item are attached to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's definitive 1999 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1998. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION.

        The information required by this item is incorporated herein by reference to the Company's definitive 1999 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated herein by reference to the Company's definitive 1999 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated herein by reference to the Company's definitive 1999 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

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

          3.  Exhibits.  (See (c) below)

      (b) Reports on Form 8-K.

       The Company did not file a report on Form 8-K during the quarter ended December 31, 1998.

      (c)  Exhibits.

        The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

 3.1           Restated Certificate of Incorporation. (Exhibit 3.1)(1)
 3.2           Amendment to Restated Certificate of Incorporation. (Exhibit 3.2)(2)
 3.3           By-Laws. (Exhibit 3.2)(1)
10.1           Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP
               Southeast Portfolio Partners, L.P. and the Company. (Exhibit 10.1)(1)
10.2+          Supply and Distribution Rights Agreement, dated as of March 20, 1996, between
               Ethicon, Inc. and the Company. (Exhibit 10.8)(1)
10.3++         Amended and Restated 1996 Equity Compensation Plan of the Company.  (Exhibit
               10.1)(3)
10.4++         Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the
               Company. (Exhibit 10.10)(1)
10.5++         Employment Agreement, dated as of May 31, 1996, between J. Blount Swain and the Company. (Exhibit 10.11)(1)
10.6++         Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company. (Exhibit 10.12)(1)
10.7++         Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company. (Exhibit  10.13)(1)
10.8++         Consulting Agreement, dated as of May 31, 1996, between Steven A. Kriegsman and the Company. (Exhibit 10.14)(1)
10.9           Registration Rights Agreement, dated as of May 31, 1996, between Caratec,
               L.L.C. and the Company. (Exhibit 10.15)(1)
10.10          Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing
               Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William
               Schmidt, Rolf D. Schmidt, Robert V. Toni, J. Blount Swain, Jeffrey G. Clark,
               Joe B. Barefoot and the Company. (Exhibit 10.16)(1)
10.11          Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing
               Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William
               Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, J. Blount Swain,
               Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung,
               Anthony V. Seaber and the Company. (Exhibit 10.17)(1)
10.12          Amendment, dated June 18, 1996, to Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP Southeast Portfolio Partners, L.P. and the
               Company. (Exhibit 10.18)(1)


10.13          Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P.
               and the Company. (Exhibit 10.19)(2)
10.14          Master Lease Agreement, dated as of January 29, 1997, between Transamerica
               Business Credit Corporation and the Company. (Exhibit 10.20)(2)
10.15          Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the
               Company.  (Exhibit 10.15)(4)
10.16          Promissory Note, dated November 14, 1997, issued by the Company to
               NationsBank, N.A.  (Exhibit 10.16)(4)
10.17          Security Agreement, dated November 14, 1997, between the Company and
               NationsBank, N.A.  (Exhibit 10.17)(4)
10.18          Pledge Agreement, dated November 14, 1997, between the Company and NationsBank
               N.A.  (Exhibit 10.18)(4)
10.19++         Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company.  (Exhibit 10.19)(4)
10.20++         Employment Agreement, dated as of January 1, 1998, between Anthony J.
               Sherbondy and the Company.  (Exhibit 10.20)(4)
10.21++         Employment Agreement, dated as of February 18, 1998, between Dennis D. Burns and the Company.  (Exhibit 10.21)(4)
10.22          Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between
               AP Southeast Portfolio Partners, L.P. and the Company.  (Exhibit 10.22)(4)
10.23          Representative and Manufacturing Facility Agreement, dated January 1, 1998, between Innocoll GmbH and the Company.  (Exhibit 10.23)(4)
10.24++         1999 Employee Stock Purchase Plan of the Company.  (Exhibit 10.1)(5)
11*            Computation of Per Share Loss.
23.1*          Consent of PricewaterhouseCoopers LLP.
24.1*          Power of Attorney (included on signature page to this Annual Report).
27*            Financial Data Schedule.

-----------

*    Filed herewith.

+ Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the "Commission") pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.

++   Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72953) filed with the Commission on February 25, 1999.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.

       (d) Financial Statement Schedules.

       None.

                           CLOSURE MEDICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Report of Independent Accountants                                          F-2

Financial Statements:

Balance Sheets as of December 31, 1997 and 1998                            F-3

Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998                                         F-4

Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998                                         F-5

Statements of Partners' Deficit and Stockholders' Equity
  for the years ended December 31, 1996, 1997 and 1998                     F-6

Notes to Financial Statements                                              F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Closure Medical Corporation


In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of partners' deficit and stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation (the "Company") at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 9, 1999

                                CLOSURE MEDICAL CORPORATION
                                      BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,
                                                                          ------------
                                                                        1997         1998
                                                                        ----         ----
ASSETS
Cash and cash equivalents                                           $    7,277   $      824
Short-term investments                                                  14,417       14,275
Restricted investments                                                       -        1,603
Accounts receivable                                                      1,226        1,191
Inventories                                                                347        1,008
Prepaid expenses                                                           367          286
                                                                    ----------   ----------
   Total current assets                                                 23,634       19,187
Furniture, fixtures and equipment, net                                   3,694        7,707
Restricted investments                                                   1,517            -
Long-term investments                                                    1,298            -
Intangible assets, net                                                     276          526
                                                                    ----------   ----------
   Total assets                                                     $   30,419   $   27,420
                                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $      478   $    1,721
Accrued expenses                                                         2,598        1,705
Deferred revenue                                                           349        1,245
Capital lease obligations                                                  155          245
Current portion of long-term debt                                          350        2,650
                                                                    ----------   ----------
   Total current liabilities                                             3,930        7,566
Deferred revenue                                                         1,670          670
Capital lease obligations                                                1,250          934
Long-term debt less current portion                                      1,150            -
                                                                    ----------   ----------
   Total liabilities                                                     8,000        9,170
                                                                    ----------   ----------

Commitments and Contingencies (See notes 4, 5, 6, 7 and 10)                  -            -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none issued
   or outstanding                                                            -            -
Common Stock, $.01 par value.  Authorized 35,000 shares; issued and
   outstanding 13,242 and 13,290 shares, respectively                      132          133
Additional paid-in capital                                              46,058       46,358
Accumulated deficit                                                    (23,075)     (27,848)
Deferred compensation on stock options                                    (696)        (393)
                                                                    ----------   ----------
   Total stockholders' equity                                           22,419       18,250
                                                                    ----------   ----------
   Total liabilities and stockholders' equity                       $   30,419   $   27,420
                                                                    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   CLOSURE MEDICAL CORPORATION
                     STATEMENTS OF OPERATIONS
              (In thousands, except per share data)

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                         1996       1997       1998
                                                                         ----       ----       ----
Product sales                                                           $   496    $ 1,551    $ 8,079
License and product development revenues                                  3,500          -      1,500
                                                                          -----      -----      -----
   Total revenues                                                         3,996      1,551      9,579
Cost of products sold                                                       460      1,398      3,480
                                                                          -----      -----      -----
   Gross profit and license and product development revenues              3,536        153      6,099
                                                                          -----      -----      -----
Research, development and regulatory affairs expenses                     3,167      3,594      6,297
Selling and administrative expenses                                       2,879      4,752      5,407
Charges related to Partnership capital changes                           14,210          -          -
Payments to Caratec, L.L.C.                                                 293          -          -
                                                                          -----      -----      -----
   Total operating expenses                                              20,549      8,346     11,704
                                                                          -----      -----      -----
Loss from operations                                                    (17,013)    (8,193)    (5,605)
Interest expense                                                              -        (72)      (383)
Investment and interest income                                              337      1,436      1,215
Interest expense to Sharpoint Development Corporation                      (138)         -          -
                                                                          -----      -----      -----
Net loss                                                               $(16,814)   $(6,829)   $(4,773)
                                                                        =======    =======    =======
Shares used in computation of net loss per common share-
  basic and diluted                                                      10,285     12,966     13,270
                                                                        =======    =======    =======
Net loss per common share- basic and diluted                            $ (1.63)   $ (0.53)   $ (0.36)
                                                                        =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                       CLOSURE MEDICAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                              (In thousands)


                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                              1996       1997       1998
                                                                              ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (16,814) $  (6,829) $  (4,773)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense                                             96        195        615
Changes related to Partnership capital changes                                14,210          -          -
Amortization of deferred compensation on stock options                           500        304        303
Net loss on disposals of fixed assets                                             38          4         34
Net loss on disposals of intangibles                                              58         50        110
Change in accounts receivable                                                    199     (1,159)        35
Change in inventories                                                              7       (235)      (661)
Change in prepaid expenses                                                      (361)        21         81
Change in accounts payable and accrued expenses                                  420      2,114        350
Change in deferred revenue                                                     1,991        (50)      (104)
Change in accrued payable to Caratec, L.L.C.                                    (195)         -          -
Change in accrued interest due to Sharpoint Development Corporation              138          -          -
                                                                              ------    -------     ------
Net cash provided (used) by operating activities                                 287     (5,585)    (4,010)
                                                                              ------    -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment                                  (519)    (1,732)    (4,651)
Investment in intangible assets                                                  (82)      (124)      (371)
Purchases of investments                                                      (5,494)   (33,369)   (12,396)
Proceeds from the sale of investments                                            458     21,173     13,750
                                                                              ------    -------     ------
Net cash used by investing activities                                         (5,637)   (14,052)    (3,668)
                                                                              ------    -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to Sharpoint Development Corporation                 440          -          -
Proceeds from borrowings                                                           -      1,500      1,500
Repayment of debt                                                                  -          -       (350)
Net proceeds from sale of common stock                                        17,926     12,489        301
Payments under capital lease obligations                                         (12)       (99)      (226)
                                                                              ------    -------     ------
Net cash provided by financing activities                                     18,354     13,890      1,225
                                                                              ------    -------     ------
Increase (decrease) in cash and cash equivalents                              13,004     (5,747)    (6,453)
Cash and cash equivalents, beginning of year                                      20     13,024      7,277
                                                                              ------    -------     ------
Cash and cash equivalents, end of year                                     $  13,024  $   7,277  $     824
                                                                           =========  =========  =========

NON-CASH TRANSACTIONS:

On March 29, 1996, notes payable of $10,502 and related accrued interest of $981 was converted to partners' capital.
Cash payments for interest expense during 1997 and 1998 were approximately $68 and $370, respectively.

The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
            STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                                                                     Deferred
                                        Partners'    Common Stock       Additional                 Compensation      Total
                                         Capital    ---------------      Paid-in      Accumulated    on Stock    Stockholders'
                                        (Deficit)   Shares  Amount       Capital        Deficit       Option        Equity
                                        ---------   ------  ------       -------        -------       ------        ------
Balance at December 31, 1995           $ (10,850)                                                                 $ (10,850)
Conversion of debt and accrued
   interest to partners' capital          11,483                                                                     11,483
Net loss for January 1, 1996
   through September 25,1996                (568)                                                                      (568)
Conversion of partners' capital to
   common stock                              (65)    9,600    $ 96      $ 14,179                                     14,210
Issuance of common stock, net of
   issuance costs of $1,046                          2,550      26        17,900                                     17,926
Grant of compensatory stock options                                        1,500                    $ (1,500)
Amortization of deferred compen-
    sation on stock options                                                                              500           500
Net loss for the period September
   26,1996 through December 31,
   1996                                                                                $ (16,246)                  (16,246)
                                        --------    ------     -----    --------       ---------      ------      --------
Balance at December 31, 1996                        12,150       122      33,579         (16,246)     (1,000)       16,455
Issuance of common stock, net of
   issuance costs of $1,737                          1,025        10      12,010                                    12,020
Amortization of deferred compen-
   sation on stock options                                                                               304           304
Exercise of stock options                               67                   469                                       469
Net loss                                                                                  (6,829)                   (6,829)
                                        --------    ------     -----    --------       ---------      ------      --------
Balance at December 31, 1997                        13,242       132      46,058         (23,075)       (696)       22,419
Amortization of deferred compen-
   sation on stock options                                                                               303           303
Exercise of stock options                               48         1         300                                       301
Net loss                                                                                  (4,773)                   (4,773)
                                        --------    ------     -----    --------       ---------      ------      --------
Balance at December 31, 1998           $       -    13,290     $ 133    $ 46,358       $ (27,848)     $ (393)     $ 18,250
                                        ========    ======     =====    ========       =========      ======      ========

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND OPERATIONS

        Closure Medical Corporation (the "Company" or "Closure"), formerly named Tri-Point Medical Corporation, develops, commercializes and manufactures medical tissue cohesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. The Company was incorporated in Delaware on February 20, 1996. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. (the "Partnership"). Unless the context otherwise requires, references herein to the Company or Closure also include the Partnership. The Partnership purchased the assets and product technology of Caratec, L.L.C. ("Caratec"), formerly CRX Medical, Inc., in 1990 for $700,000 and a limited partnership interest. Sharpoint Development Corporation ("Sharpoint"), the general partner, contributed $350,000 in cash for its general partner interest. Caratec contributed $1,000 for its limited partnership interest. The partnership agreement required that a percentage of the proceeds received by the Partnership or its successors upon the sale of all or substantially all of the net assets of the Partnership or its successors be paid to Caratec. The partnership agreement also stipulated that Caratec receive payments based on net sales volume and gross margin, subject to annual minimum amounts.

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

        As of March 1, 1996, substantially all of the assets and liabilities of the Partnership, except for the indebtedness to Sharpoint, were transferred to the Company in exchange for its sole share of Common Stock. Subsequently, on March 29, 1996, notes payable and related accrued interest to Sharpoint in the amounts of $10,502,000 and $981,000, respectively, were contributed to partners' capital.

        On May 31, 1996, a contribution and exchange agreement was executed whereby Sharpoint, assignees of Sharpoint's economic interest in the Partnership, Caratec and the employee limited partners agreed to exchange their Partnership interests for 5,453,750, 1,776,250 and 2,370,000 shares of Common Stock of the Company, respectively, upon the completion of the initial public offering by the Company. The exchange (the "Exchange") was consummated on September 25, 1996, the effective date of the registration statement filed in connection with the Company's initial public offering of Common Stock (the "IPO"). In conjunction with the issuance to Caratec of Common Stock of the Company in the Exchange, Caratec surrendered its rights to receive a percentage of sales-based payments and a percentage of capital transaction proceeds. The Company recorded a non-cash expense related to this issuance of $14,210,000 which was offset by a credit to additional paid-in-capital.

        On September 30, 1996, the Company sold 2,550,000 shares of Common Stock in its IPO. On April 2, 1997, the Company completed a follow-on public offering selling 1,025,000 shares of Common Stock. The net proceeds from the IPO and follow-on public offering of approximately $17.9 and $12.0 million, respectively, have been and will continue to be used primarily for capital expenditures related to laboratories, office space and manufacturing facilities, research and development, including clinical trials, working capital and general corporate purposes.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        CASH AND CASH EQUIVALENTS
        Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

        INVESTMENTS
        Investments consist of short-term money market funds, commercial paper and U.S. government securities having maturities as of the purchase date greater than three months but less than or equal to one year. Long-

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- CONTINUED

        term investments have maturities greater than one year. All investments have been classified as available-for-sale securities. Restricted investments serve as collateral securing the Company's outstanding debt. The fair market value, based on quoted market prices, of all investments approximates amortized cost.

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

        INTANGIBLE ASSETS
        Costs incurred to secure patents are capitalized until either the related patent is issued, in which case they are amortized over the shorter of its remaining economic or useful life, or it is rejected, in which case they are written off.

        REVENUE RECOGNITION
        Revenues from product sales are recognized upon shipment. Advance payments related to future sales of product or future royalties due on these sales are deferred and will be recorded as revenue as they are earned over future periods.

        The Company recognizes revenue for sales of DERMABOND to its marketing partner, Ethicon Inc. ("Ethicon"), at an agreed-upon amount per unit at the time the products are shipped. Thirty days after the end of each calendar quarter (ninety days for foreign sales) Ethicon provides a summary of its sales of DERMABOND, and at that time the Company recognizes the effect of both an additional royalty and any purchase price adjustment to its previously recognized sales revenue.

        Revenues from customers representing 10% or more of total revenue during fiscal 1996, 1997 and 1998 were as follows:

            Customer          1996          1997          1998
            --------          ----          ----          ----
               A               0%            13%           0%
               B               0%            53%          92%
               C              10%            34%           0%

        During 1998, approximately 99 percent of the Company's revenues were from domestic sales; the remaining 1 percent was earned from the Western European market.

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

        No provision for federal or state income taxes was necessary in the financial statements of the Partnership for the two months ended February 29, 1996 because, as a partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrued to the partners.

        The tax returns of the Partnership are subject to examination by federal and state tax authorities. If such examinations occur and result in changes with respect to the Partnership's qualification or to distributable Partnership income or loss, the tax liability of the respective partners would be changed accordingly.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- CONTINUED

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

        Beginning in 1992 until the Partnership ceased to exist on September 25, 1996, Caratec, a limited partner, received payments of 4% of adjusted net sales of veterinary products. Caratec also received a minimum of 2% and a maximum of 8% of adjusted net sales of human products depending on the gross margin on those sales. For 1996, such payments to Caratec were not to be less than $250,000. Upon the effectiveness of the Company's IPO on September 25, 1996, Caratec surrendered its rights to receive these sales-based payments and a percentage of capital transaction proceeds in accordance with the contribution and exchange agreement entered into on May 31, 1996, whereby Caratec agreed to exchange its Partnership interests for 1,776,250 shares of Common Stock of the Company.

        For tax purposes, Caratec was allocated net income up to the amount of payments received as described above. The general partner and employee limited partners were allocated the remainder of any net income after allocation to Caratec. The general partner was allocated 100% of all losses.

        On January 1, 1998, the Company entered into an agreement with Innocoll, of Saal-Donau, Germany, which provides for fees of $180,000 per year for five years. During 1998, $180,000 was paid to Innocoll. Innocoll acts as Closure's authorized representative in Europe under the Medical Device Directive and will provide alternative manufacturing space as needed. The Chairman of the Company and another board member are owners of Innocoll.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        The estimated fair value of financial instruments approximates the financial statement carrying value at December 31, 1997 and 1998.

        ACCOUNTING FOR STOCK-BASED COMPENSATION
        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Consequently, the adoption of SFAS 123 does not have any impact on the financial position or results of operations of the Company but pro forma disclosures of net loss and net loss per share have been provided in
        Note 9 as if the fair value method had been applied.

        RECENTLY ISSUED ACCOUNTING STANDARDS
        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 effective January 1, 1998; the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- CONTINUED

        The Company adopted SFAS 131 effective January 1, 1998; the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" ("SFAS 132"), was issued during February 1998. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits. The Company adopted SFAS 132 effective January 1, 1998; the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued during June 1998. SFAS 133 establishes standards for reporting and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 in 1999 and believes it will not have a material impact on the Company's financial position or results of operations.

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

3.      ACCOUNTS RECEIVABLE

        Accounts receivable included the following (in thousands):

                                                      December 31,
                                                      ------------
                                                   1997         1998
                                                   ----         ----
         Trade                                   $    341      $  1,191
         Other - Tenant Allowance Reimbursement       885           -
                                                 --------      --------
                                                 $  1,226      $  1,191
                                                 ========      ========

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

4.      FURNITURE, FIXTURES, AND EQUIPMENT

        Furniture, fixtures and equipment included the following (in thousands):

                                                            December 31,
                                                          ---------------        Estimated
                                                          1997       1998       Useful Lives
                                                          ----       ----       ------------
         Furniture and equipment                        $    348    $  1,007     3-10 years
         Machinery and equipment                           1,218       2,806      10 years
         Leasehold improvements                               47       2,913      10 years
         Construction-in-progress                          2,442       1,877
                                                      ----------   ---------
                                                           4,055       8,603
         Accumulated depreciation and amortization          (361)       (896)
                                                      ----------    --------
                                                        $  3,694    $  7,707
                                                      ==========    ========


5.      DEBT AND RELATED ACCRUED INTEREST

        On November 14, 1997, the Company entered into a financing arrangement to borrow up to $3,000,000 to finance leasehold improvements and equipment related to the Company's expansion into a 50,000 square foot manufacturing, research and administration facility. As of December 31, 1998 and 1997, $3,000,000 and $1,500,000 had been borrowed under this agreement, respectively. Borrowings are payable monthly in principal and interest for the next five months, with one final payment of all remaining principal and accrued interest due May 31, 1999. Borrowings under this agreement bear interest at the 30-day LIBOR rate plus 167 basis points and are secured by the related equipment and leasehold improvements plus an assignment, equal to 50 percent of the outstanding balance, in an investment account of the lender. The investment is classified as short term restricted as the borrowings are due on May 31, 1999. The agreement requires the Company to comply with certain financial covenants including minimum liquidity and tangible net worth, which the Company was in compliance with at December 31, 1998.

        The Partnership had notes payable to Sharpoint which bore interest at various rates ranging from 9.5% to 9.75%. These notes were secured by substantially all the Partnership assets. On March 29, 1996, notes payable of $10,502,000 and accrued interest of $981,000 were converted to partners' capital by Sharpoint. On May 31, 1996, a contribution and exchange agreement was executed whereby Sharpoint agreed to exchange its partners' capital for 5,453,750 shares of Common Stock upon the effectiveness of the Company's IPO on September 25, 1996.

6.      LEASES

        The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2007. Rent expense related to these leases was approximately $136,000, $316,000 and $534,000 for 1996, 1997 and 1998, respectively.

        The Company leases equipment under capital leases with lease terms of four to five years. At the expiration of the lease term, the Company is required to purchase primarily all of the equipment for the fair market value of the equipment and related taxes. The fair market value is to be equal to no less than 5% or no more than 10% of the equipment cost.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

6.      LEASES--CONTINUED

        Future minimum lease payments under noncancellable capital leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 1998 (in thousands):


                                                  Capital         Operating
                                                  Leases           Leases
                                                  ------           ------
         1999                                    $    394          $    476
         2000                                         392               484
         2001                                         392               490
         2002                                         321               500
         2003                                           -               510
         Thereafter                                     -             1,920
                                                 --------          --------

         Total minimum lease payments               1,499          $  4,380
                                                                   ========
         Less: amount representing interest          (320)

         Present value of minimum lease payments    1,179
         Less: current portion                       (245)
                                                 --------
         Long-term portion                       $    934
                                                 ========


7.      MAJOR CUSTOMERS

        On March 20, 1996, the Company entered into an eight-year exclusive supply and distribution rights agreement with Ethicon, Inc., a subsidiary of Johnson & Johnson, whereby Closure supplies Ethicon with DERMABOND, a product for human topical wound closure. In consideration, Ethicon paid Closure $4,500,000 of which $3,500,000 is a non-refundable licensing fee and $1,000,000 has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales and has been classified as deferred revenue on the accompanying balance sheet. In addition, Ethicon has advanced the Company $1,000,000 for direct costs incurred in connection with clinical studies of the product, which has been classified as deferred revenue and has been and will continue to be offset against royalties to be paid by Ethicon. With the United States and European Community approval of DERMABOND in August 1998 and 1997, respectively, Ethicon is obligated to purchase certain minimum quantities annually at a predetermined price based on average selling prices.

        The Company entered into a seven-year marketing agreement with Farnam Companies, Inc. in December 1992. This agreement gives Farnam exclusive rights to market, sell and distribute the Company's veterinary products in North America. Beginning in December 1999, the agreement will automatically renew for successive one-year periods contingent on Farnam meeting required levels of purchases.

        The Company has a non-exclusive supply agreement with Procter & Gamble/ALZA, Partners for Oral Health Care for an adhesive used in conjunction with a periodontal drug delivery product. In March 1994, the Company entered into an agreement with On-Site Therapeutics, Inc. for exclusive services to identify potential purchasers of OCTYLDENT. Under this agreement, On-Site receives a 5% royalty on net sales of OCTYLDENT up to a cumulative maximum royalty amount of $1,500,000. Amounts paid during 1996, 1997 and 1998 were $5,000, $12,000 and $9,000, respectively.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

8.      INCOME TAXES

        There is no provision or benefit for current or deferred income taxes during the two months ended February 29, 1996 because, as a partnership, the Company's predecessor was not subject to income taxes and the tax effect of the Partnership's activities accrued to the partners. There is no current provision or benefit for income taxes recorded for the ten months ended December 31, 1996 or the years ended December 31, 1997 and 1998 as the Company has generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded for the ten months ended December 31, 1996 or the years ended December 31, 1997 and 1998 as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization. Due to the Company's history of losses, it is considered more likely than not that such deferred tax assets will not ultimately be realized.

        The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                                December 31,
                                                                ------------
                                                               1997      1998
                                                               ----      ----
           Net operating loss carryforwards                   $ 3,291  $ 5,327
           Research and development credit carryforwards          237      462
           Temporary differences, net                              24      184
                                                              -------  -------
                                                                3,552    5,973
           Valuation allowance                                 (3,552)  (5,973)
                                                               ------   -------
           Net deferred tax asset                              $   -    $   -
                                                               ======   =======

        At December 31, 1998, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $12,806,000 which expire beginning in the year 2011. The Company also has research and development tax credit carryforwards of approximately $462,000 which will begin to expire in the year 2011.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

9.      EMPLOYEE BENEFIT PLANS

        The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 3, 1998. The Plan provides that a maximum of 2,500,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee (the "Committee") of the Board of Directors. Grants under the Plan may consist of (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "nonqualified stock options" that are not intended to so qualify ("NQSOs"). Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not exceed five years from the date of grant. Options outstanding at December 31, 1996, 1997 and 1998 generally vest within two to five years.

        The following table summarizes stock option activity under the Plan:

                                                                    Weighted-     Weighted-
                                                                     Average       Average
                                                                      Price        Remaining
                                                     Shares         Per Share    Contractual Life
                                                     ------         ---------    ----------------
Options outstanding at January 1, 1996                   --                --
Granted
  With discount exercise price                      550,000              5.27         8.41
  With market exercise price                         29,602              8.00         8.75
Exercised                                                --                --
Expired or Canceled
  With discount exercise price                       (6,996)             5.27
                                                  ---------
Options outstanding at December 31, 1996            572,606
Granted                                             245,600             24.33         9.51
Exercised                                           (67,530)             6.94
Canceled                                            (31,139)             9.63
                                                  ---------
Options outstanding at December 31, 1997            719,537
Granted
  With market exercise price                        492,042             23.22         9.36
  With premium exercise price                        52,155             24.56         9.42
Exercised                                           (47,046)             5.92
Canceled                                            (23,449)            21.31
                                                  ---------
Options outstanding at December 31, 1998          1,193,239

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

9.      EMPLOYEE BENEFIT PLANS-- CONTINUED

                                                           Weighted-
                                                            Average
                                           Weighted-       Remaining                   Weighted-
         Range of           Number          Average       Contractual     Number        Average
        Exercise Price    Outstanding     Exercise Price     Life       Exercisable  Exercise Price
        --------------    -----------     --------------     ----       -----------  --------------
        $5.00-$8.00        435,964           $5.42           7.43        255,004          $5.57
        $14.75-$22.00      315,888           20.18           9.02         42,491          20.55
        $27.00-$34.50      441,387           26.05           9.20         59,710          27.59


        Available for grant at December 31, 1998          1,192,185

        During 1996, 1997 and 1998, the Company recognized approximately $500,000, $304,000 and $303,000, respectively, of compensation cost related to the Plan. Had compensation expense for 1996, 1997 and 1998 awards, assuming it was recognized on a straight-line basis over the vesting period, been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                        1996        1997        1998
                                        ----        ----        ----
        Net loss-as reported         $(16,814)   $(6,829)    $(4,773)
        Net loss-pro forma            (17,414)    (8,244)     (7,865)
        Loss per share--basic and
          diluted-as reported           (1.63)     (0.53)      (0.36)
        Loss per share--basic and
          diluted-pro forma             (1.69)     (0.64)      (0.59)

        The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

        Assumptions                     1996     1997     1998
        -----------                     ----     ----     ----
        Average expected life (years)      6       5         6
        Average interest rate            6.5%    6.5%      5.0%
        Volatility                      70.0%   73.1%     81.5%
        Dividend yield                   0.0%    0.0%      0.0%

        The Company maintains a 401(k) Retirement Plan and Trust (the "401(k) Plan") available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations. Effective January 1, 1997, the 401(k) Plan was amended to make one-half of the matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company ("participant shares"). Participant shares are issued at year-end based on the closing stock price of the Common Stock on December 31, with fractional shares paid in cash. At December 31, 1997 and 1998, the 401(k) Plan had a receivable from the Company in the amount of 873 and 1,162 shares, respectively, based on a closing stock price of $25.88 and $29.81, respectively. Amounts contributed to the 401(k) Plan during 1997 and 1998 were immaterial.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
NOTES TO FINANCIAL STATEMENTS

10.     COMMITMENTS AND CONTINGINCIES

        In December 1998, a former employee of the Company filed a discrimination claim with the Raleigh Area Office of the Equal Employment Opportunity Commission. The Company has retained counsel in this matter and settlement negotiations are ongoing. The Company believes that the outcome of this matter will not have a material adverse effect on the Company.

        In May 1996, the Company entered into a five-year agreement with a consultant which provides for annual compensation of $120,000.

11.     SUBSEQUENT EVENTS

        Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the "ESPP") which was adopted by the Board of Directors in December 1998 and is subject to shareholder approval at the Company's 1999 annual meeting of shareholders. The ESPP is designed to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for this purpose.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CLOSURE MEDICAL CORPORATION


Date:  March 22, 1999                   By /s/ ROBERT V. TONI
                                           -------------------------------------
                                           Robert V. Toni
                                           President and Chief Executive Officer

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

               Name                       Capacity                                     Date
               ----                       --------                                     ----
      /S/ ROBERT V. TONI
------------------------------         President and Chief Executive                   March 22, 1999
           ROBERT V. TONI              Officer (principal executive
                                       officer) and Director

      /S/ J. BLOUNT SWAIN
------------------------------         Vice President and Chief Financial              March 22, 1999
          J. BLOUNT SWAIN              Officer (principal financial and
                                       accounting officer)

      /S/ ROLF D. SCHMIDT
------------------------------         Chairman  of the Board of Directors             March 22, 1999
           ROLF D. SCHMIDT

      /S/ RONALD A.  AHRENS
------------------------------         Director                                        March 22, 1999
            RONALD A. AHRENS

      /S/ DENNIS C. CAREY
------------------------------         Director                                        March 22, 1999
           DENNIS C. CAREY

      /S/ RICHARD W. MILLER
------------------------------         Director                                        March 22, 1999
          RICHARD W. MILLER

      /S/ F. WILLIAM SCHMIDT
------------------------------         Director                                        March 22, 1999
          F. WILLIAM SCHMIDT

      /S/ RANDY H. THURMAN
------------------------------         Director                                        March 22, 1999
            RANDY H. THURMAN

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

 3.1           Restated Certificate of Incorporation. (Exhibit 3.1)(1)
 3.2           Amendment to Restated Certificate of Incorporation. (Exhibit 3.2)(2)
 3.3           By-Laws. (Exhibit 3.2)(1)
10.1           Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP
               Southeast Portfolio Partners, L.P. and the Company. (Exhibit 10.1)(1)
10.2+          Supply and Distribution Rights Agreement, dated as of March 20, 1996, between
               Ethicon, Inc. and the Company. (Exhibit 10.8)(1)
10.3++         Amended and Restated 1996 Equity Compensation Plan of the Company.  (Exhibit
               10.1)(3)
10.4++         Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the
               Company. (Exhibit 10.10)(1)
10.5++         Employment Agreement, dated as of May 31, 1996, between J. Blount Swain and the Company. (Exhibit 10.11)(1)
10.6++         Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company. (Exhibit 10.12)(1)
10.7++         Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company. (Exhibit  10.13)(1)
10.8++         Consulting Agreement, dated as of May 31, 1996, between Steven A. Kriegsman and the Company. (Exhibit 10.14)(1)
10.9           Registration Rights Agreement, dated as of May 31, 1996, between Caratec,
               L.L.C. and the Company. (Exhibit 10.15)(1)
10.10          Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing
               Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William
               Schmidt, Rolf D. Schmidt, Robert V. Toni, J. Blount Swain, Jeffrey G. Clark,
               Joe B. Barefoot and the Company. (Exhibit 10.16)(1)
10.11          Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing
               Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William
               Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, J. Blount Swain,
               Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung,
               Anthony V. Seaber and the Company. (Exhibit 10.17)(1)
10.12          Amendment, dated June 18, 1996, to Office-Warehouse Lease Agreement, dated as of November 7, 1995, between AP Southeast Portfolio Partners, L.P. and the
               Company. (Exhibit 10.18)(1)

10.13          Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P.
               and the Company. (Exhibit 10.19)(2)
10.14          Master Lease Agreement, dated as of January 29, 1997, between Transamerica
               Business Credit Corporation and the Company. (Exhibit 10.20)(2)
10.15          Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the
               Company.  (Exhibit 10.15)(4)
10.16          Promissory Note, dated November 14, 1997, issued by the Company to
               NationsBank, N.A.  (Exhibit 10.16)(4)
10.17          Security Agreement, dated November 14, 1997, between the Company and
               NationsBank, N.A.  (Exhibit 10.17)(4)
10.18          Pledge Agreement, dated November 14, 1997, between the Company and NationsBank
               N.A.  (Exhibit 10.18)(4)
10.19++         Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company.  (Exhibit 10.19)(4)
10.20++         Employment Agreement, dated as of January 1, 1998, between Anthony J.
               Sherbondy and the Company.  (Exhibit 10.20)(4)
10.21++         Employment Agreement, dated as of February 18, 1998, between Dennis D. Burns and the Company.  (Exhibit 10.21)(4)
10.22          Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between
               AP Southeast Portfolio Partners, L.P. and the Company.  (Exhibit 10.22)(4)
10.23          Representative and Manufacturing Facility Agreement, dated January 1, 1998, between Innocoll GmbH and the Company.  (Exhibit 10.23)(4)
10.24++         1999 Employee Stock Purchase Plan of the Company.  (Exhibit 10.1)(5)
11*            Computation of Per Share Loss.
23.1*          Consent of PricewaterhouseCoopers LLP.
24.1*          Power of Attorney (included on signature page to this Annual Report).
27*            Financial Data Schedule.

-----------

*    Filed herewith.

+ Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the "Commission") pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.

++   Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72953) filed with the Commission on February 25, 1999.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.