Form 10-Q
period 1999-03-31
CLOSURE MEDICAL CORP
filed 1999-05-13
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       or

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _____________ to ________________

                              Commission File Number:   0-28748
                                                        -------

                           CLOSURE MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                              56-1959623
            --------                              ----------
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

                                 (919) 876-7800
                                 --------------
              (Registrant's telephone number, including area code)
        ----------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                                              No
           ---                                               ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at May 11, 1999
            -----                               ------------------------
Common Stock, par value $0.01 per share                13,309,809

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                   Page Number
                                                                                   -----------
PART I:      FINANCIAL INFORMATION

        Item 1.  Financial Statements

            Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998............3


            Statements of Operations (unaudited) for the three months ended March 31,
               1999 and 1998.................................................................4

            Statements of Cash Flows (unaudited) for the three months ended March 31,
               1999 and 1998.................................................................5

            Notes to Condensed Financial Statements (unaudited)..............................6

        Item 2.Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................................8

        Item 3.Quantitative and Qualitative Disclosure about Market Risk....................11

PART II:     OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K.............................................12

                          PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                             MARCH 31,        DECEMBER 31,
                                                                               1999               1998
                                                                               ----               ----
Assets                                                                      (Unaudited)
Cash and cash equivalents                                                $           508  $              824
Short-term investments                                                            11,750              14,275
Restricted investments                                                             1,500               1,603
Accounts receivable                                                                1,799               1,191
Inventories                                                                        1,053               1,008
Prepaid expenses                                                                     257                 286
                                                                         ---------------  ------------------
   Total current assets                                                           16,867              19,187
Furniture, fixtures and equipment, net                                             8,331               7,707
Intangible assets, net                                                               570                 526
                                                                         ---------------  ------------------
   Total assets                                                          $        25,768  $           27,420
                                                                         ===============  ==================
Liabilities and Stockholders' Equity
Accounts payable                                                         $         1,195  $            1,721
Accrued expenses                                                                   1,214               1,705
Deferred revenue                                                                   1,079               1,245
Capital lease obligations                                                            185                 245
Current portion of long-term debt                                                  2,500               2,650
                                                                         ---------------  ------------------
   Total current liabilities                                                       6,173               7,566
Deferred revenue                                                                     670                 670
Capital lease obligations                                                            934                 934
                                                                         ---------------  ------------------
   Total liabilities                                                               7,777               9,170
                                                                         ---------------  ------------------

Commitments and Contingencies (See note 6)                                             -                   -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding.                                                              -                   -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   issued and outstanding 13,308 and 13,290 shares, respectively.                    133                 133
Additional paid-in capital                                                        46,588              46,358
Accumulated deficit                                                              (28,413)            (27,848)
Deferred compensation on stock options                                              (317)               (393)
                                                                         ---------------  ------------------
   Total stockholders' equity                                                     17,991              18,250
                                                                         ---------------  ------------------
   Total liabilities and stockholders' equity                            $        25,768  $           27,420
                                                                         ===============  ==================

The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED
                                                               MARCH 31,          MARCH 31,
                                                                 1999               1998
                                                                 ----               ----
Product sales                                              $         3,817    $          770
Cost of products sold                                                1,176               534
                                                             --------------     -------------
      Gross profit                                                   2,641               236
                                                             --------------     -------------
Research, development and regulatory affairs expenses                1,862             1,358
General and administrative expenses                                  1,489             1,100
                                                             --------------     -------------
      Total operating expenses                                       3,351             2,458
                                                             --------------     -------------
Loss from operations                                                  (710)           (2,222)
Interest expense                                                       (91)              (88)
Investment and interest income                                         236               354
                                                             --------------     -------------
Net loss                                                   $          (565)   $       (1,956)
                                                             ==============     =============

Shares used in computation of net loss per
    share- basic and diluted                                        13,304            13,252
                                                             ==============     =============

Net loss per share- basic and diluted                      $         (0.04)   $        (0.15)
                                                             ==============     =============

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         THREE MONTHS ENDED
                                                                       MARCH 31,        MARCH 31,
                                                                         1999             1998
                                                                         ----             ----
Cash flows from operating activities:
Net loss                                                               $   (565)      $ (1,956)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization expense                                       227             67
Amortization of deferred compensation on stock options                       76             75
Net loss on disposals of fixed assets                                         3              9
Change in accounts receivable                                              (608)           795
Change in inventories                                                       (45)          (191)
Change in prepaid expenses                                                   29              6
Change in accounts payable and accrued expenses                          (1,017)          (247)
Change in deferred revenue                                                 (166)             6
                                                                         -------        ------
Net cash used by operating activities                                    (2,066)        (1,436)
                                                                         -------        ------

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment                             (851)        (2,201)
Investment in intangible assets                                             (47)          (102)
Purchases of investments                                                 (1,104)        (2,805)
Proceeds from the sale of investments                                     3,732          2,552
                                                                         -------        ------
Net cash provided (used) by investing activities                          1,730         (2,556)
                                                                         -------        ------
Cash flows from financing activities:
Proceeds from borrowings                                                      -          1,500
Repayment of debt                                                          (150)             -
Net proceeds from sales of common stock                                     230             92
Payments under capital lease obligations                                    (60)           (56)
                                                                         -------        ------
Net cash provided by financing activities                                    20          1,536
                                                                         -------        ------
Decrease in cash and cash equivalents                                      (316)        (2,456)
Cash and cash equivalents at beginning of period                            824          7,277
                                                                         -------        ------
Cash and cash equivalents at end of period                             $    508       $  4,821
                                                                         =======        ======


The accompanying notes are an integral part of these financial statements.



                           CLOSURE MEDICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Organization and Operations

Closure Medical Corporation ("Closure" or the "Company"), formerly named Tri-Point Medical Corporation, develops, manufactures and commercializes medical tissue cohesive products based on its proprietary cyanoacrylate technology for use in wound closure in humans and animals.

On September 30, 1996, the Company sold 2,550,000 shares of Common Stock in its initial public offering ("IPO"). On April 2, 1997, the Company completed a follow-on public offering selling 1,025,000 shares of Common Stock. The net proceeds from the IPO and follow-on public offering of approximately $17.9 million and $12.0 million, respectively, have been and will continue to be used primarily for capital expenditures related to laboratories, office space and manufacturing facilities, research and development, including clinical trials, working capital and general corporate purposes.

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in Management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

3.  Taxes

No federal or state income tax provision has been provided for income tax purposes, as the Company does not expect to have a tax liability for the year ending December 31, 1999. Additionally, the deferred tax asset that might be recorded as a result of net operating losses under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," has been offset by a related valuation allowance because realization of the asset is not likely. Accordingly, no benefit has been recorded.

4.  Inventories

Inventories included the following (in thousands):

                              March  31,           December 31,
                                 1999                 1998
                             ----------            ----------
Packaging                    $      175            $      86
Raw materials                        76                  106
Work-in-process                     461                  616
Finished goods                      341                  200
                             ----------            ----------
                             $    1,053            $   1,008
                             ----------            ----------

                           CLOSURE MEDICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




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

6.      Commitments and Contingencies

In December 1998, a former employee of the Company filed a discrimination claim with the Raleigh Area Office of the Equal Employment Opportunity Commission. The Company has retained counsel in this matter and management believes that the outcome will not have a material adverse effect on the Company.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, regulatory clearances and approvals and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

OVERVIEW

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $4.8 million for the year ended December 31, 1998. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company may incur a loss in 1999 and subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

On August 28, 1998, the Company was granted approval from the U.S. Food and Drug Administration ("FDA") of its premarket approval application to market DERMABOND in the United States. DERMABOND, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND to Ethicon, Inc. ("Ethicon") , a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND to Ethicon to support its launch in European Union countries. DERMABOND is currently marketed by Ethicon in the U.S. and approximately 26 countries outside the U.S.

RESULTS OF OPERATIONS

Total revenues consisting of product sales only were $3.8 million for the three months ended March 31, 1999, compared to $770,000 for the three months ended March 31, 1998. The increase in 1998 product sales was primarily a result of increased sales volume of DERMABOND.

Cost of products sold were approximately $1.2 million for the three months ended March 31, 1999, compared to $534,000 for the three months ended March 31, 1998. Cost of products sold as a percentage of product sales decreased to 31% in the three months ended March 31, 1999, compared to 69% during the same period of 1998. The decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND resulting in the fixed portion of cost of products sold being allocated over higher sales volume.

Operating expenses were approximately $3.4 million for the three months ended March 31, 1999, compared to $2.5 million for the three months ended March 31, 1998. This increase was primarily attributable to the addition of personnel, expansion of the Company's facilities and increased research and development and regulatory affairs expenses. At March 31, 1999, the Company had approximately 98 employees compared to approximately 65 at March 31, 1998. In March 1998, the Company relocated its corporate offices into a 50,000 square foot facility and its manufacturing operations to the same facility in August 1998. Prior to the move, the Company occupied approximately 20,000 square feet. The increase in research and development and regulatory affairs expenses was primarily due to costs associated with the Company's development efforts related to its ongoing research and development programs. The Company expects these expenses will increase as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

Interest expense was $91,000 for the three months ended March 31, 1999, compared to $88,000 for the three months ended March 31, 1998. This increase was primarily a result of the Company increasing its borrowings under its term loan in February 1998.

Investment and interest income was $236,000 for the three months ended March 31, 1999, compared to $354,000 for the same period of 1998. This decrease was attributed to interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues, and product sales revenues. Through March 31, 1999, the Company had raised approximately $30 million in equity financing. The Company has entered into and received approximately $4.5 million from a lease line and term loan since March 1997. In addition, the Company has received approximately $7.0 million related to the supply and distribution agreement for DERMABOND entered into with Ethicon in March 1996, of which $2.0 million was classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon. The supply and distribution agreement for DERMABOND does not provide for any additional future milestone payments from Ethicon.

As of March 31, 1999, the Company had $13.8 million in cash, cash equivalents and short-term investments, a decrease of $2.9 million from December 31, 1998. Net working capital was approximately $10.7 million as of March 31, 1999, a decrease of approximately $900,000 over net working capital available at December 31, 1998. These decreases were primarily attributable to a reduction in accounts payable and other liabilities as well as an increase in accounts receivable.

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 1999 compared to net cash used for investing activities of $2.6 million for the same period in 1998. The decrease in cash used by investing activities during the 1999 period was primarily related to decreased purchases of capital equipment. During the three months ended March 31, 1998 the Company added leasehold improvements related to the Company's new 50,000 square foot facility and acquisition of capital equipment.

Net cash provided by financing activities was $20,000 and $1.5 million for the three months ended March 31, 1999 and 1998, respectively. The Company's primary financing activity during the three months ended March 31, 1999 was the net proceeds from exercises of employee stock options. During the same period in 1998, the Company's primary financing activity was the Company's additional borrowings of $1.5 million under its term loan.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $13.8 million at March 31, 1999, will be sufficient to finance its capital requirements for at least 12 months. The Company may incur a loss in 1999 and subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

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

The Company is in the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the Year 2000 Issue. Therefore, based on presently available information, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted, or if so, in a timely manner, and that such companies failure to achieve Year 2000 compliance would not have a material adverse effect on the Company. All critical suppliers and customers are reporting significant progress toward completion or completion of projects designed to address their own Year 2000 issues. All have reported plans to mitigate any Y2K-related disruption by the end of 1999.

The Company has and will continue to utilize both internal and external resources to mitigate the Year 2000 Issue. The Project is significantly complete. The total cost associated to mitigate the Year 2000 Issue is not expected to be material to the Company's financial position, results of operations or liquidity. To date the Company has incurred and expensed approximately $60,000 related to the assessment of, and efforts in connection with, the Project. The total remaining cost of the Project is estimated to be approximately $15,000 and will be expensed as incurred.

The costs of and the date on which the Company plans to complete the Project are based on management's best estimates, which were derived utilizing numerous assumptions and factors, including those of external sources. Therefore, there can be no guarantee that these estimates will be achieved and actual results could differ materially from current plans.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

        The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality U.S. government securities, corporate bonds and Eurodollar bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At March 31, 1999, the Company's total portfolio consisted of approximately $13.3 million of investments, all of which had maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)            Exhibits.
               11 Computation of net loss per share (see Note 5 to Notes to Financial Statements in Item 1 of Part I of this Form 10-Q).

               27     Financial Data Schedule.

(b)            Reports on Form 8-K.
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CLOSURE MEDICAL CORPORATION



Date: May 13, 1999          By:\s\ Robert V. Toni
                            ---------------------------------
                                  Robert V. Toni
                                  President and Chief Executive Officer



Date: May 13, 1999          By:\s\ J. Blount Swain
                            ---------------------------------
                                   J. Blount Swain
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------

11           Computation of Net Loss Per Share.

27           Financial Data Schedule.