Form 10-Q
period 1999-06-30
CLOSURE MEDICAL CORP
filed 1999-08-13
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       or

 ---   Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-28748
                                                 -------
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

         Yes [X]                                                      No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at August , 1999
          -----                                     ----------------------------
Common Stock, par value $0.01 per share                          13,334,251

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                               Page Number
                                                                               -----------
PART I:      FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998..........3
                                               3

           Statements of Operations (unaudited) for the three months ended June 30,
              1999 and 1998 and for the six months ended June 30, 1999 and 1998..........4

           Statements of Cash Flows (unaudited) for the six months ended June 30,
              1999 and 1998..............................................................5

           Notes to Condensed Financial Statements (unaudited)...........................6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................................8

       Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............11



PART II:     OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders.....................13

       Item 6.  Exhibits and Reports on Form 8-K........................................13

                          PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    JUNE 30,          DECEMBER 31,
                                                                     1999                 1998
                                                                    --------           ----------
ASSETS                                                            (UNAUDITED)
Cash and cash equivalents                                          $      7           $    824

Short-term investments                                               11,453             14,275

Restricted investments                                                   --              1,603

Accounts receivable                                                   2,746              1,191

Inventories                                                             712              1,008

Prepaid expenses and other assets                                       431                286
                                                                   --------           --------
   Total current assets                                              15,349             19,187

Restricted investments                                                1,496                 --
Furniture, fixtures and equipment, net                                8,369              7,707

Intangible assets, net                                                  701                526
                                                                   --------           --------
   Total assets                                                    $ 25,915           $ 27,420
                                                                   ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                   $  1,583           $  1,721

Accrued expenses                                                      1,109              1,705

Deferred revenue                                                        872              1,245

Capital lease obligations                                               260                245

Current portion of long-term debt                                       600              2,650
                                                                   --------           --------

   Total current liabilities                                          4,424              7,566

Deferred revenue                                                        670                670

Capital lease obligations                                               799                934

Long-term debt less current portion                                   1,800                 --
                                                                   --------           --------
   Total liabilities                                                  7,693              9,170
                                                                   --------           --------


Commitments and Contingencies (See note 6)                               --                 --

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                 --                 --
Common Stock, $.01 par value.  Authorized 35,000 shares;
   issued and outstanding 13,324 and 13,290 shares, respectively        133                133

Additional paid-in capital                                           46,728             46,358

Accumulated deficit                                                 (28,398)           (27,848)

Deferred compensation on stock options                                 (241)              (393)
                                                                   --------           --------
   Total stockholders' equity                                        18,222             18,250
                                                                   --------           --------
   Total liabilities and stockholders' equity                      $ 25,915           $ 27,420
                                                                   ========           ========

  The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,         JUNE 30,            JUNE 30,           JUNE 30,
                                                                      1999            1998                1999                1998
                                                                   --------         --------            --------           --------

Product sales                                                      $  4,277         $  1,342            $  8,094           $  2,112
Cost of products sold                                                 1,520              850               2,697              1,384
                                                                   --------         --------            --------           --------
      Gross profit                                                    2,757              492               5,397                728
                                                                   --------         --------            --------           --------
Research, development and regulatory affairs expenses                 1,588            1,550               3,450              2,908
General and administrative expenses                                   1,270            1,450               2,758              2,550
                                                                   --------         --------            --------           --------
      Total operating expenses                                        2,858            3,000               6,208              5,458
                                                                   --------         --------            --------           --------
Loss from operations                                                   (101)          (2,508)               (811)            (4,730)
Interest expense                                                        (94)            (103)               (185)              (191)
Investment and interest income                                          210              291                 446                645
                                                                   --------         --------            --------           --------
Net income (loss)                                                  $     15         $ (2,320)           $   (550)          $ (4,276)
                                                                   ========         ========            ========           ========

Shares used in computation of net income (loss) per share:
       Basic                                                         13,315           13,264              13,309             13,258
                                                                   ========         ========            ========           ========
       Diluted                                                       13,884           13,264              13,309             13,258
                                                                   ========         ========            ========           ========

Net income (loss) per share:
       Basic                                                       $   0.00         $  (0.17)           $  (0.04)          $  (0.32)
                                                                   ========         ========            ========           ========
       Diluted                                                     $   0.00         $  (0.17)           $  (0.04)          $  (0.32)
                                                                   ========         ========            ========           ========

  The accompanying notes are an integral part of these financial statements.

                         CLOSURE MEDICAL CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                               1999                  1998
                                                            -------                -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (550)               $(4,276)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense                           458                    200
Amortization of deferred compensation on stock options          152                    151
Loss on disposals of fixed assets                                 3                      8
Change in accounts receivable                                (1,555)                   368
Change in inventories                                           296                   (248)
Change in prepaid expenses and other assets                    (145)                    73
Change in accounts payable and accrued expenses                (734)                  (882)
Change in deferred revenue                                     (373)                   327
                                                            -------                -------
Net cash used by operating activities                        (2,448)                (4,279)
                                                            -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment               (1,117)                (2,885)
Investment in intangible assets                                (181)                  (164)
Purchases of investments                                     (3,696)                (8,150)
Proceeds from the sale of investments                         6,625                  9,945
                                                            -------                -------
Net cash provided (used) by investing activities              1,631                 (1,254)
                                                            -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                         --                  1,500
Repayment of debt                                              (250)                   (50)
Net proceeds from sales of common stock                         370                    177
Payments under capital lease obligations                       (120)                  (111)
                                                            -------                -------
Net cash provided by financing activities                        --                  1,516
                                                            -------                -------
Decrease in cash and cash equivalents                          (817)                (4,017)
Cash and cash equivalents at beginning of period                824                  7,277
                                                            -------                -------
Cash and cash equivalents at end of period                  $     7                $ 3,260
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

The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on or before the effective date. It is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.

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

4.  Inventories

Inventories included the following (in thousands):

                                       June 30,               December 31,
                                           1999                       1998
                                    -----------               ------------

Packaging                           $       165               $         86
Raw materials                                51                        106
Work-in-process                             146                        616
Finished goods                              350                        200
                                    -----------               ------------
                                    $       712               $      1,008
                                    -----------               ------------

                          CLOSURE MEDICAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods.

Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is anti-dilutive.

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

OVERVIEW

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million. The Company has also funded its operations through sales of DERMABOND(R) Topical Skin Adhesive ("DERMABOND") after the product received its CE Mark and FDA approval in August 1997 and August 1998, respectively.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $4.8 million for the year ended December 31, 1998. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to incur a loss in 1999 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, expanding its manufacturing capabilities, developing new products, entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. The Company may never generate significant revenue or become profitable on a sustained basis, if at all.

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

Revenues from product sales have increased sequentially for several quarters beginning with the quarter ended June 30, 1998, the quarter prior to Ethicon's U.S. sales launch of DERMABOND. The Company does not expect this sequential growth to continue over the next several quarters. Ethicon has notified the Company that its orders for DERMABOND will be reduced due to excess inventory on-hand. The Company plans to reduce certain operating expenses given this expected decrease in revenues and related earnings but expects to continue new product development at anticipated levels.

RESULTS OF OPERATIONS

Total revenues consisting of product sales were $4.3 million for the three months ended June 30, 1999, compared to $1.3 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, product sales were $8.1 million compared to $2.1 million for the same period of 1998. The increase in 1999 product sales was primarily a result of increased sales volume of DERMABOND.

Cost of products sold was $1.5 million for the three months ended June 30, 1999, compared to $850,000 for the three months ended June 30, 1998. Cost of products sold as a percentage of product sales decreased to 36% in the three months ended June 30, 1999, compared to 63% during the same period of 1998. For the six months ended June 30, 1999, cost of products sold was $2.7 million compared to $1.4 million for the same period of 1998. Cost of products sold as a percentage of product sales decreased to 33% in the six months ended June 30, 1999, compared to 66% during the same period of 1998. The decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND resulting in the fixed portion of cost of products sold being allocated over higher sales volume.

Operating expenses were $2.9 million for the three months ended June 30, 1999, compared to $3.0 million for the three months ended June 30, 1998. For the six months ended June 30, 1999 and June 30, 1998, operating expenses were $6.2 million and $5.5 million, respectively. This increase was primarily attributable to the addition of personnel, expansion of the Company's facilities and increased research and development and regulatory affairs expenses. At June 30, 1999, the Company had approximately 98 employees compared to approximately 81 at June 30, 1998. In March 1998, the Company relocated its corporate offices into a 50,000 square foot facility and its manufacturing operations to the same facility in August 1998. Prior to the move, the Company occupied approximately 20,000 square feet. The increase in research and development and regulatory affairs expenses was primarily due to costs associated with the Company's development efforts related to its ongoing research and development programs. The Company expects these expenses will increase as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

Interest expense was $94,000 for the three months ended June 30, 1999, compared to $103,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and June 30, 1998, interest expense was $185,000 and $191,000, respectively. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

Investment and interest income was $210,000 for the three months ended June 30, 1999, compared to $291,000 for the same period of 1998. For the six months ended June 30, 1999 and June 30, 1998, investment and interest income was $446,000 and $645,000, respectively. This decrease was attributed to interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues, and product sales revenues. Through June 30, 1999, the Company has raised approximately $30.0 million in equity financing. The Company has received approximately $4.5 million from a lease line and term loan since March 1997. In addition, the Company has received approximately $7.0 million related to the supply and distribution agreement for DERMABOND entered into with Ethicon in March 1996, of which $2.0 million was classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon. The supply and distribution agreement for DERMABOND does not provide for any additional future milestone payments from Ethicon.

At June 30, 1999 net working capital was approximately $10.9 million versus net working capital of $11.6 million available at December 31, 1998. This decrease was primarily attributable to cash used to fund the Company's operations. At June 30, 1999, the Company's primary working capital consisted of $12.9 million of cash, cash equivalents and investments compared to $16.7 million at December 31, 1998. The Company had $3.5 million in debt and capital lease obligations at June 30, 1999, reflecting a $370,000 decrease over the December 31, 1998 debt and capital lease obligations. These decreases represent monthly principal payments on these obligations.

Net cash provided by investing activities was $1.6 million for the six months ended June 30, 1999 compared to net cash used by investing activities of $1.3 million for the same period in 1998. During the 1999 period cash was provided by the sale of investments. During the six months ended June 30, 1998 the Company added leasehold improvements related to its new 50,000 square foot facility as well as the acquisition of capital equipment.

Net cash provided by financing activities was $0.0 and $1.5 million for the six months ended June 30, 1999 and 1998, respectively. The Company's primary financing activities during the six months ended June 30, 1999 were the net proceeds from employee stock options and repayments of its term loan. The Company's primary financing activity during the six months ended June 30, 1998 was the Company's additional borrowings of $1.5 million under its term loan.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $12.9 million at June 30, 1999, will be sufficient to finance its capital requirements for 12 months. The Company expects to incur a loss in 1999 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and commercialize successfully its lead product, DERMABOND, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for its future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts,
(iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. The Company may be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit and term loan, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

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

The Company is in the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the Year 2000 Issue. Therefore, based on presently available information, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted, or if so, in a timely manner. Such companies' failure to achieve Year 2000 compliance could have a material adverse effect on the Company. All critical suppliers and customers are reporting significant progress toward completion or completion of projects designed to address their own Year 2000 Issues. All have reported plans to mitigate any Year 2000 related disruption by the end of 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality corporate bonds and Eurodollar bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At June 30, 1999, the Company's total portfolio consisted of approximately $13.0 million of investments, all of which had maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 8, 1999. At the meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2002 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee                            For                     Withheld
-----------------                      ----------                  --------
Randy H. Thurman                       12,367,625                   38,597
Robert V. Toni                         12,367,625                   38,597

The terms of office of the following directors continued after the Meeting:
Dennis C. Carey, F. William Schmidt, Ronald A. Ahrens, Richard W. Miller and Rolf D. Schmidt.

Also at the Meeting, the stockholders of the Company approved and adopted an amendment to the Company's Amended and Restated 1996 Equity Compensation Plan (the "Plan") to increase the amount of shares issuable annually to any individual under the Plan from 75,000 to 300,000 of Common Stock. The results of the voting on such matter were as follows:

     For                    Against             Abstentions or Broker Non-Votes
  ---------                 -------             -------------------------------
  9,311,931                 974,385                         46,217

In addition, at the Meeting, the stockholders of the Company approved and adopted the 1999 Employee Stock Purchase Plan in order to encourage employee ownership of the Company. The results of the voting on such matter were as follows:

     For                    Against             Abstentions or Broker Non-Votes
  ---------                 -------             -------------------------------
  9,203,629                 979,414                         45,611

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  11       Computation of Net Income (Loss) Per Share
                           (see Note 5 to Notes to Financial Statements in
                           Item 1 of Part I of this Form 10-Q).

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.
                  None.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

11              Computation of Net Income (Loss) Per Share.

27              Financial Data
                Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CLOSURE MEDICAL CORPORATION



Date: August 13, 1999     By:\s\ Robert V. Toni
                             --------------------
                                   Robert V. Toni
                                   President and Chief Executive Officer



Date: August 13, 1999      By:\s\ J. Blount Swain
                             --------------------
                                   J. Blount Swain
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)