Form 10-Q/A
period 1999-06-30
CLOSURE MEDICAL CORP
filed 1999-08-19
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q/A

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

         Yes [X]                                                      No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at August 11, 1999
          -----                                   ------------------------------
Common Stock, par value $0.01 per share                          13,334,251

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CLOSURE MEDICAL CORPORATION



Date: August 19, 1999     By:\s\ Robert V. Toni
                             --------------------
                                   Robert V. Toni
                                   President and Chief Executive Officer



Date: August 19, 1999      By:\s\ J. Blount Swain
                             --------------------
                                   J. Blount Swain
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)