Form 10-Q
period 1999-09-30
CLOSURE MEDICAL CORP
filed 1999-11-12
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)

   X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------ Exchange Act of 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
                                       or

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748
                                                 --------

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

         Yes __X__                                  No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at November 9, 1999
             -----                             --------------------------------
Common Stock, par value $0.01 per share                    13,347,143

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                                 Page Number
                                                                                                 -----------
PART I:      FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998.................3


             Statements of Operations (unaudited) for the three months ended September 30,
                1999 and 1998 and for the nine months ended September 30, 1999 and 1998................4

             Statements of Cash Flows (unaudited) for the nine months ended September 30,
                1999 and 1998..........................................................................5

             Condensed Notes to Financial Statements (unaudited).......................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........................13

PART II:     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................................................14

                                            PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             CLOSURE MEDICAL CORPORATION
                                                    BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             1999                    1998
                                                                        --------------            -----------
                                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents                                               $         957             $       824
Short-term investments                                                         11,181                  14,275
Restricted investments                                                              -                   1,603
Accounts receivable                                                             1,143                   1,191
Inventories                                                                       533                   1,008
Prepaid expenses and other assets                                                 430                     286
                                                                        -------------             -----------
   Total current assets                                                        14,244                  19,187

Restricted investments                                                          1,492                       -
Furniture, fixtures and equipment, net                                          7,749                   7,707
Intangible assets, net                                                            776                     526
                                                                        -------------             -----------
   Total assets                                                         $      24,261             $    27,420
                                                                        =============             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                        $       1,306             $     1,721
Accrued expenses                                                                1,155                   1,705
Deferred revenue                                                                  620                   1,245
Capital lease obligations                                                         270                     245
Current portion of long-term debt                                                 600                   2,650
                                                                        -------------             -----------
   Total current liabilities                                                    3,951                   7,566

Deferred revenue                                                                  670                     670
Capital lease obligations                                                         728                     934
Long-term debt less current portion                                             1,650                       -
                                                                        -------------             -----------
   Total liabilities                                                            6,999                   9,170
                                                                        -------------             -----------
Commitments and Contingencies (See note 6)                                          -                       -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                            -                       -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   issued and outstanding 13,340 and 13,290 shares, respectively                  133                     133
Additional paid-in capital                                                     46,896                  46,358
Accumulated deficit                                                           (29,602)                (27,848)
Deferred compensation on stock options                                           (165)                   (393)
                                                                        -------------             -----------
   Total stockholders' equity                                                  17,262                  18,250
                                                                        -------------             -----------

   Total liabilities and stockholders' equity                           $      24,261             $    27,420
                                                                        ==============            ===========

      The accompanying notes are an integral part of these financial statements.

                                               CLOSURE MEDICAL CORPORATION
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                  1999              1998               1999                1998
                                                            --------------      -------------     --------------      -------------
Product sales                                               $      2,732        $     2,710       $     10,826        $     4,822
License and product development revenues                               -              1,500                  -              1,500
                                                            --------------      -------------     --------------      -------------
      Total revenues                                               2,732              4,210             10,826              6,322

Cost of products sold                                              1,093              1,063              3,789              2,448
                                                            --------------      -------------     --------------      -------------
      Gross profit                                                 1,639              3,147              7,037              3,874
                                                            --------------      -------------     --------------      -------------
Research, development and regulatory affairs expenses              1,633              1,502              5,083              4,410
General and administrative expenses                                1,341              1,339              4,099              3,889
                                                            --------------      -------------     --------------      -------------
      Total operating expenses                                     2,974              2,841              9,182              8,299
                                                            --------------      -------------     --------------      -------------
Income (loss) from operations                                     (1,335)               306             (2,145)            (4,425)
Interest expense                                                     (84)              (100)              (270)              (291)
Investment and interest income                                       215                288                661                934
                                                            --------------      -------------     --------------      -------------
Net income (loss)                                           $     (1,204)       $       494       $     (1,754)       $    (3,782)
                                                            ==============      =============     ==============      =============
Shares used in computation of net income (loss)
    per share:
       Basic                                                      13,333             13,278             13,317             13,264
                                                            ==============      =============     ==============      =============
       Diluted                                                    13,333             13,656             13,317             13,264
                                                            ==============      =============     ==============      =============
Net income (loss) per share:
       Basic                                                $      (0.09)       $      0.04       $      (0.13)       $     (0.29)
                                                            ==============      =============     ==============      =============
       Diluted                                              $      (0.09)       $      0.04       $      (0.13)       $     (0.29)
                                                            ==============      =============     ==============      =============

      The accompanying notes are an integral part of these financial statements.

                                        CLOSURE MEDICAL CORPORATION
                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                              (IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                        1999                   1998
                                                                   -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (1,754)              $   (3,782)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense                                    705                      374
Amortization of deferred compensation on stock options                   228                      227
Loss on disposals of fixed assets                                        303                       11
Loss on disposals of intangibles                                           -                       75
Change in accounts receivable                                             48                      484
Change in inventories                                                    475                     (279)
Change in prepaid expenses and other assets                             (144)                     157
Change in accounts payable and accrued expenses                         (965)                    (524)
Change in deferred revenue                                              (625)                     321
                                                                   -------------           -------------
Net cash used by operating activities                                 (1,729)                  (2,936)
                                                                   -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment                        (1,042)                  (3,405)
Investment in intangible assets                                         (258)                    (192)
Purchases of investments                                              (4,495)                 (12,046)
Proceeds from the sale of investments                                  7,700                   13,619
                                                                   -------------           -------------
Net cash provided (used) by investing activities                       1,905                   (2,024)
                                                                   -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                   -                    1,500
Repayment of debt                                                       (400)                    (200)
Net proceeds from sales of common stock                                  538                      232
Payments under capital lease obligations                                (181)                    (167)
                                                                   -------------           -------------
Net cash (used) provided by financing activities                         (43)                   1,365
                                                                   -------------           -------------
Increase (decrease) in cash and cash equivalents                         133                   (3,595)
Cash and cash equivalents at beginning of period                         824                    7,277
                                                                   -------------           -------------
Cash and cash equivalents at end of period                         $     957               $    3,682
                                                                   =============           =============

      The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization and Operations

Closure Medical Corporation ("Closure" or the "Company"), formerly named Tri-Point Medical Corporation, develops, manufactures and commercializes medical tissue cohesive products based on its proprietary cyanoacrylate technology for use in wound closure in humans and animals.

On September 30, 1996, the Company sold 2,550,000 shares of Common Stock in its initial public offering ("IPO"). On April 2, 1997, the Company completed a follow-on public offering selling 1,025,000 shares of Common Stock. The net proceeds from the IPO and follow-on public offering of approximately $17.9 million and $12.0 million, respectively, have been and will continue to be used primarily for capital expenditures related to office space and manufacturing facilities, laboratories, research and development, including clinical trials, working capital and general corporate purposes.

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

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

4.  Inventories

Inventories included the following (in thousands):

                                     September 30,           December 31,
                                        1999                    1998
                                     -------------           ------------

Packaging                            $   157                 $    86
Raw materials                             62                     106
Work-in-process                          102                     616
Finished goods                           212                     200
                                     -------------           ------------
                                     $   533                 $ 1,008
                                     -------------           ------------

                           CLOSURE MEDICAL CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

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

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about the following:

o the Company's expectations with respect to increases in operating expenses;

o expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials;

o expectations with respect to the development, manufacturing and approval of new products;

o expectations with respect to incurring additional capital expenditures to expand its manufacturing capabilities;

o expectations with respect to generating revenue or becoming profitable on a sustained basis;

o the Company's ability to enter into additional marketing agreements and the ability of its existing marketing partners to successfully commercialize products incorporating the Company's technologies;

o expectations that revenues from product sales will not continue the sequential growth experienced for several quarters beginning with the quarter ended June 30, 1998;

o the sufficiency of the Company's existing cash and cash equivalents and investments to finance its capital requirements for 12 months;

o expected losses in 1999 and subsequent years;

o expectations with respect to future capital requirements;

o the Company's identification and resolution of Year 2000 issues; and

o the impact on the Company of the failure of critical suppliers and customers to achieve Year 2000 compliance.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

o a decline in the level of demand for the Company's products;

o developments by competitors;

o the Company's inability to obtain regulatory clearances;

o general economic conditions and specifically, conditions in the health care industry;

o the Company's ability to protect its proprietary products, know-how and manufacturing processes;

o the Company's inability to obtain adequate supply of raw materials;

o the failure to enter into definitive marketing agreements;

o unanticipated cash requirements to support current operations or research and development;

o unanticipated costs of Year 2000 compliance; and

o the Company's ability to attract and retain key personnel.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

OVERVIEW

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million. The Company has also funded its operations through sales of DERMABOND(R) Topical Skin Adhesive ("DERMABOND(R) adhesive") after the product received its CE Mark and FDA approval in August 1997 and August 1998, respectively.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $4.8 million for the year ended December 31, 1998. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to incur a loss in 1999 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND(R) adhesive, expanding its manufacturing capabilities, developing new products, entering into additional marketing agreements and on the ability of its marketing partners to successfully commercialize products incorporating the Company's technologies. The Company may never generate significant revenue or become profitable on a sustained basis, if at all.

On August 28, 1998, the Company was granted approval from the U.S. Food and Drug Administration ("FDA") of its premarket approval application to market DERMABOND(R) adhesive in the United States. DERMABOND(R) adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND(R) adhesive to Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND(R) adhesive to Ethicon to support its launch in European Union countries. DERMABOND(R) adhesive is currently marketed by Ethicon in the U.S. and approximately 26 countries outside the U.S.

On July 27, 1999, the Company was awarded its first United States Patent relevant to DERMABOND(R) adhesive. The invention covered in this patent capitalizes on the ability of the Company's adhesive technology to be manipulated in a manner that enhances product performance by controlling the setting time and extending the shelf life of the material. The award of the patent will increase royalty revenue on sales of DERMABOND(R) adhesive in the United States under the supply and distribution agreement with Ethicon.

On September 2, 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL (TM) canker sore relief product ("SOOTHE-N-SEAL"). SOOTHE-N-SEAL is the first cyanoacrylate adhesive approved by the FDA for the over-the-counter consumer market. The Company is currently in discussions with potential partners for a marketing distribution agreement for SOOTHE-N-SEAL.

Revenues from product sales increased sequentially for several quarters beginning with the quarter ended June 30, 1998, the quarter prior to Ethicon's U.S. sales launch of DERMABOND(R) adhesive, through the quarter ended June 30, 1999. This growth did not continue in the quarter ended September 30, 1999, and the Company does not expect this sequential growth to continue over the next several quarters. Ethicon has notified the Company that its orders for DERMABOND(R) adhesive will be reduced due to excess inventory on-hand. The Company has reduced certain operating expenses, primarily salary expenses, given this expected decrease in revenues and related earnings. Salaries expense has decreased as the Company has reduced its headcount by approximately fifteen percent. These reductions are not expected to affect new product development.

RESULTS OF OPERATIONS

Total revenues were $2.7 million for the three months ended September 30, 1999, compared to $4.2 million for the three months ended September 30, 1998. Product sales were $2.7 million for the three months ended September 30, 1999 and 1998. Additionally, the 1998 period included $1.5 million of license and product development revenues. For the nine months ended September 30, 1999, total revenues were $10.8 million, consisting of product sales only, compared to $6.3 million for the same period of 1998. The 1998 period included product sales of $4.8 million and license and product development revenues of $1.5 million. The increase in 1999 product sales was primarily a result of increased sales volume of DERMABOND(R) adhesive. License and product development revenues represent the milestone payment from Ethicon for the approval from the FDA, in August 1998, of the premarket approval application to market DERMABOND(R) adhesive in the United States.

Cost of products sold was $1.1 million for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999, cost of products sold was $3.8 million compared to $2.4 million for the same period of 1998. Cost of products sold as a percentage of product sales decreased to 35% in the nine months ended September 30, 1999, compared to 51% during the same period of 1998. The decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND(R) adhesive resulting in the fixed portion of cost of products sold being allocated over higher sales volume.

Operating expenses were $3.0 million for the three months ended September 30, 1999, compared to $2.8 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and September 30, 1998, operating expenses were $9.2 million and $8.3 million, respectively. The increases were primarily attributable to increased research and development and regulatory affairs expenses, the addition of personnel, and expansion of the Company's facilities. The increase in research development and regulatory affairs expenses was primarily due to costs associated with its ongoing research and development programs. The Company expects these expenses will increase as the Company expands its pipeline and related development efforts and clinical trials for potential new products. In March 1998, the Company relocated its corporate offices into a 50,000 square foot facility and in August 1998, the Company also relocated its manufacturing operations to such facility. Prior to the move, the Company occupied approximately 20,000 square feet.

Interest expense was $84,000 for the three months ended September 30, 1999, compared to $100,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and September 30, 1998, interest expense was $270,000 and $291,000, respectively. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

Investment and interest income was $215,000 for the three months ended September 30, 1999, compared to $288,000 for the same period of 1998. For the nine months ended September 30, 1999 and September 30, 1998, investment and interest income was $661,000 and $934,000, respectively. This decrease was primarily attributed to interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues, and product sales revenues. Through September 30, 1999, the Company has raised approximately $30.0 million in equity financing. The Company has received approximately $4.5 million from a lease line and term loan since March 1997. In addition, the Company has received approximately $7.0 million related to the supply and distribution agreement for DERMABOND(R) adhesive entered into with Ethicon in March 1996, of which $2.0 million was classified as deferred revenue and will be credited against future royalties and product purchases expected to be paid by Ethicon. The supply and distribution agreement for DERMABOND(R) adhesive does not provide for any additional future milestone payments from Ethicon.

At September 30, 1999, net working capital was approximately $10.3 million versus net working capital of $11.6 million available at December 31, 1998. This decrease was primarily attributable to cash used to fund the Company's operations as well as the reduction in short-term debt due to the refinancing of the term loan. At September 30, 1999, the Company's primary working capital consisted of $13.6 million of cash and cash equivalents and investments compared to $16.7 million at December 31, 1998. The Company had $3.2 million in debt and capital lease obligations at September 30, 1999, reflecting a $581,000 decrease over the December 31, 1998 debt and capital lease obligations. These decreases represent monthly principal payments on these obligations.

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 1999 compared to net cash used by investing activities of $2.0 million for the same period in 1998. During the 1999 period, cash was provided by the sale of investments. During the nine months ended September 30, 1998, the Company added leasehold improvements related to its new 50,000 square foot facility and acquired capital equipment.

Net cash used by financing activities was $43,000 for the nine months ended September 30, 1999 versus net cash provided by financing activities of $1.4 million for the same period during 1998. The Company's primary financing activities during the nine months ended September 30, 1999 were proceeds from employee stock options and repayments of its term loan and capital lease obligations. The Company's primary financing activity during the nine months ended September 30, 1998 was the Company's additional borrowings of $1.5 million under its term loan.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $13.6 million at September 30, 1999, will be sufficient to finance its capital requirements for 12 months. In October 1999, the Company secured a $3.0 million line of credit for working capital purposes. The Company expects to incur a loss in 1999 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and successfully commercialize its lead product, DERMABOND(R) adhesive, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for the Company's future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND(R) adhesive, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. The Company may be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's equipment financing line of credit, term loan, and working capital line of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

YEAR 2000 UPDATE

The Company's Year 2000 Project ("Project") is addressing the issue of computer programs with date-sensitive software that may be unable to distinguish between the year 1900 and the year 2000. Failure to correct the Year 2000 Issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes it has identified the significant internal issues and has resolved these Year 2000 Issues. The Project continues to assess external customers and suppliers and their Year 2000 compliance.

The Company has identified and prioritized critical suppliers and customers, and communicated with them about their plans and progress in addressing the Year 2000 Issue. All critical suppliers and customers are reporting significant progress toward completion or completion of projects designed to address their own Year 2000 Issues. All have reported plans to mitigate any Year 2000 related disruption by the end of 1999. Based on presently available information, there is no guarantee that the systems of other companies on which the Company's systems rely will be converted, or if so, in a timely manner. Such companies' failure to achieve Year 2000 compliance could have a material adverse effect on the Company.

The Company has and will continue to utilize both internal and external resources to mitigate the Year 2000 Issue. The Company has modified or replaced necessary portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999 and mitigate the Year 2000 Issue. To date the Company has incurred and expensed approximately $60,000 related to the assessment of, and efforts in connection with,the Project.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality corporate bonds and Eurodollar bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At September 30, 1999, the Company's total portfolio consisted of approximately $12.7 million of investments, all of which had maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

The Company's international sales and related royalties of DERMABOND(R) adhesive are based on sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.
             11 Computation of Net Income (Loss) Per Share (see Note 5 to Condensed Notes to Financial Statements in Item 1 of Part I of this Form 10-Q).

             27    Financial Data Schedule.

         (b) Reports on Form 8-K.
             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CLOSURE MEDICAL CORPORATION



Date: November 12, 1999     By: \s\ Robert V. Toni
                               -----------------------------------------
                                    Robert V. Toni
                                    President and Chief Executive Officer



Date: November 12, 1999     By: \s\ J. Blount Swain
                               -------------------------------------------------
                                    J. Blount Swain
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------

11              Computation of Net Income (Loss) Per Share.

27              Financial Data Schedule.