Form 10-K
period 1999-12-31
CLOSURE MEDICAL CORP
filed 2000-03-30
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                  or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

As of March 20, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $151,300,206. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 20, 2000, there were 13,355,887 shares of the registrant's Common Stock outstanding.

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART I............................................................................................1
   ITEM 1.     BUSINESS...........................................................................1
   ITEM 2.     PROPERTIES........................................................................14
   ITEM 3.     LEGAL PROCEEDINGS.................................................................14
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................14

PART II..........................................................................................15
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...............................................................15
   ITEM 6.     SELECTED FINANCIAL DATA...........................................................16
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.........................................................17
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................21
   ITEM 8.     FINANCIAL STATEMENTS..............................................................21
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES.........................................................21

PART III.........................................................................................22
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................22
   ITEM 11.    EXECUTIVE COMPENSATION............................................................22
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................22
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................22

PART IV..........................................................................................23
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................23


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

         "OCTYLDENT" AND "NEXABAND" ARE FEDERALLY REGISTERED TRADEMARKS OF THE COMPANY."DERMABOND" IS A TRADEMARK OF ETHICON, INC., THE COMPANY'S MARKETING PARTNER FOR THE PRODUCT. "SOOTHE-N-SEAL" AND "LIQUIDERM" ARE TRADEMARKS OF THE COMPANY. ALL OTHER TRADE NAMES AND TRADEMARKS APPEARING IN THIS ANNUAL REPORT ARE THE PROPERTY OF THEIR RESPECTIVE HOLDERS.

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

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED.

         CONTINUING OPERATING LOSSES. The Company has incurred net losses in each year since its inception, including net losses of approximately $2.5 million for the year ended December 31, 1999. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials and general and administrative expenses. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company may incur a loss in 2000 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable is dependent in large part on its success in commercializing the Company's lead product, DERMABOND Topical Skin Adhesive ("DERMABOND"), expanding its manufacturing capacity, obtaining regulatory approvals or clearances for its products, developing and marketing new products and entering into additional marketing agreements where appropriate and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the Company will generate significant revenue or become profitable on a sustained basis, if at all. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         MANUFACTURING EXPERIENCE. The Company expanded its manufacturing capacity in August 1998. The Company's future success is dependent on its ability to manufacture its products in commercial quantities, in compliance with regulatory requirements, at an acceptable cost and with sufficient shelf-life. The Company currently manufactures all of its products in a 50,000 square foot facility in Raleigh, North Carolina. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve sufficient manufacturing capabilities to enable it to satisfy demand or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to manufacture sufficiently to meet the requirements for DERMABOND of Ethicon, Inc. ("Ethicon"), a division of Johnson & Johnson and the Company's marketing partner for DERMABOND, as set forth under their agreement, Ethicon may itself then manufacture DERMABOND and pay the Company royalties on sales. The resulting loss of payments from Ethicon for the purchase of DERMABOND from the Company would have a material adverse effect on the Company's results of operations and financial condition.

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

         DEPENDENCE ON MARKETING PARTNERS. The Company has no prior experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its nonabsorbable products has included entering into agreements with other companies to market current and certain future products incorporating the Company's technology. The Company derived all of its fiscal 1999 revenues from the sale of products to its marketing partners. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company. The Company may establish a sales force to market certain future products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all.

         The Company is dependent on product sales revenues for its nonabsorbable products upon the success of the Company's marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by the Company's marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. There can be no assurance that products will be launched in the manner and on the timetable expected by the Company as such determinations are entirely within the control of the Company's marketing partners. Certain agreements also permit the marketing partners to pursue existing or alternative technologies in preference to the

Company's technology. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products or may not market such products at all. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Ethicon and Other Marketing Agreements."

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

         DEPENDENCE ON PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS. The Company's success depends in large part on whether it can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has thirteen issued U.S. patents with expiration dates ranging from 2004 to 2016 and two issued foreign patents with expiration dates ranging from 2014 to 2015, and has filed applications for 31 additional U.S. patents in addition to certain corresponding patent applications outside the United States. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's results of operations and financial condition.

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

         EFFECTS OF FDA AND OTHER GOVERNMENT REGULATION. As newly developed medical devices, the Company's medical tissue cohesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, prior to their sale. In order to obtain such clearances or approvals, medical tissue cohesives must be shown to be efficacious and safe for use in humans. The Company's current and future medical tissue cohesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"). The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and PMA requirements and GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting.

         The regulatory process is lengthy, expensive and uncertain. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain FDA clearance or approval through either the 510(k) premarket notification ("510(k)") process or the lengthier PMA approval process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. The 510(k) and PMA processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate clearance or approval. It is expected that some of the Company's future products under development will be subject to the lengthier PMA process. There can be no assurance that the Company will obtain the necessary clearances or approvals to market its products. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

         Medical devices also are subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. See "Government Regulations."

         POTENTIAL ADVERSE EFFECT OF COMPETITION AND TECHNOLOGICAL CHANGE. The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, DERMABOND competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson, the world leader in the wound closure market. The Company also competes with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently two other cyanoacrylate-based topical adhesives with which DERMABOND competes, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco International Ltd. is marketing a similar adhesive, Indermil(TM), in several countries outside of the United States. Loctite, the manufacturer of Indermil(TM) adhesive, received an Investigational Device Exemption ("IDE") from the FDA and Tyco International Ltd. has conducted clinical studies in the United States for this product. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products.

         There can be no assurance that the Company's competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory clearances or approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or product commercialization earlier than the Company, any of which could have a material adverse effect on the Company. Furthermore, the Company competes with others with respect to manufacturing efficiency and marketing capabilities. Finally, under the terms of the Company's marketing agreements, the Company's marketing partners may pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that will compete with the Company's products.

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

         FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING. The Company has expended and expects to continue to expend substantial funds to complete the research, development and clinical testing of its existing products and future products in development and to establish commercial-scale manufacturing facilities. The Company believes that existing cash and cash equivalents and investments, which totaled $12.6 million as of December 31, 1999, will be sufficient to finance its capital requirements for at least 12 months. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. The Company currently has a line of credit for working capital purposes, equipment financing and a term loan. The Company currently has no commitments for any additional financing, and there can be no assurance that adequate funds for the Company's operations from the Company's revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, and could have a material adverse effect on the Company's results of operations and financial condition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         The Company's lead product, DERMABOND, is a nonabsorbable tissue cohesive that can be used to replace sutures and staples for certain topical wound closure applications. On August 28, 1998, the Company received premarket approval from the FDA to market DERMABOND in the United States and the Company's marketing partner, Ethicon, launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND since late 1997 and is currently marketing DERMABOND in approximately 31 countries outside the United States.

         The Company has two additional nonabsorbable products for human use and a product line for veterinary uses. OCTYLDENT, which received 510(k) clearance from the FDA, is a topical sealant used in conjunction with Actisite(R), a site-specific drug delivery system manufactured by ALZA Corporation ("ALZA"), to treat adult periodontal disease. OCTYLDENT was marketed in the United States by Procter & Gamble/ALZA, Partners for Oral Health Care (the "Procter & Gamble/ALZA Partnership") from March 1991 to March 2000 and outside the United States by ALZA from March 1993 to March 2000. Effective March 2000, both companies declined renewal of their non-exclusive supply agreements for OCTYLDENT with the Company, thereby divesting their combined worldwide distribution rights to the product. On September 2, 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL canker sore relief product. SOOTHE-N-SEAL is the first cyanoacrylate adhesive approved by the FDA for the over-the-counter consumer market. The Company is currently in discussions with potential partners for a supply and distribution rights agreement for SOOTHE-N-SEAL. NEXABAND is a product line of five topical tissue cohesives marketed by Farnam Companies, Inc. ("Farnam") and used in veterinary wound closure and management.

         The Company is currently developing additional nonabsorbable tissue cohesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

         Closure is also developing absorbable cyanoacrylate products for internal applications. In 1998, Closure established its Absorbable Cohesive Technology Division, which has dedicated personnel and a separate research and development facility, in order to develop its internal cohesive products. Any future absorbable products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

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

         The Company's proprietary technology allows it to customize the physical and chemical properties of cyanoacrylates to meet specific market needs. These properties include viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation. The Company's current products perform consistently and reproducibly, do not require special preparation or refrigeration and have shelf-lives of at least 12 to 24 months.

         Closure has developed applicator and packaging technology to deliver DERMABOND and other products to wound sites in order to enhance the utility of its products. The current DERMABOND applicator contains a catalyst that controls the rate of polymerization and allows the cohesive film to be applied in multiple layers, which enhances bond strength.

         During the years ended December 31, 1997, 1998 and 1999 the Company spent $1,639,000, $4,241,000 and $4,169,000, respectively, on research and development activities.


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

         In March 1996, the Company entered into an exclusive worldwide agreement with Ethicon, a subsidiary of Johnson & Johnson and a world leader in wound closure products, to market and distribute DERMABOND. On August 28, 1998, the Company received premarket approval to market DERMABOND in the United States and Ethicon launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND since late 1997 and is currently marketing DERMABOND in approximately 31 countries outside the United States.

         OTHER PRODUCTS

         OCTYLDENT, the Company's first product for human use, is a topical sealant used in conjunction with site-specific sustained release antibacterial drug therapy to treat adult periodontal disease. OCTYLDENT seals the pocket of a diseased gum where Actisite(R), a therapeutic drug delivery system manufactured by ALZA, has been inserted, thereby allowing the system to remain in place over a ten-day period. OCTYLDENT was marketed by the Procter & Gamble/ALZA Partnership in the United States from March 1991 to March 2000 and outside the United States by ALZA from March 1993 to March 2000. Effective March 2000, both companies declined the renewal of their non-exclusive supply agreements for OCTYLDENT with the Company, thereby divesting their combined worldwide distribution rights to the product. On September 2, 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL canker sore relief product. SOOTHE-N-SEAL is the first cyanoacrylate adhesive approved by the FDA for the over-the-counter consumer market. In a multi-center patient study, SOOTHE-N-SEAL was found to provide relief of pain associated with oral ulcers as well as providing a protective barrier that reduced the pain associated with irritation from eating and drinking. The Company is currently in discussions with potential partners for a marketing distribution agreement for SOOTHE-N-SEAL. The Company has five topical tissue cohesive products sold under the NEXABAND trade name used in veterinary wound closure and management procedures. The NEXABAND products are distributed through Farnam, a leader in large animal over-the-counter products and other small and large animal product markets.

         PRODUCT IN CLINICAL TRIALS

         The Company has developed a liquid adhesive bandage for minor cuts and abrasions. The results of the preclinical studies, performed in July and August 1999, for the liquid adhesive bandage indicated that the product compared favorably to air-dried wounds and wounds covered with commercial adhesive bandages. As a result of this preclinical study, the Company is currently conducting a definitive multi-center, 160-patient study to demonstrate the effectiveness of Closure's proprietary nonabsorbable formulation when applied to minor cuts and abrasions. Once the data is assembled, the Company will seek marketing clearance for the product through submission of a 510(k). See "Government Regulations."

         PRODUCTS IN DEVELOPMENT

         The Company is currently developing additional nonabsorbable tissue cohesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."

         In 1998, Closure established its Absorbable Cohesive Technology Division, which has dedicated personnel and a separate research and development facility, in order to develop its internal cohesive products. The Division is responsible for developing absorbable cyanoacrylate products for internal surgical tissue bonding applications. The Company presently has several absorbable formulations in development, which potentially could be used to close soft and hard tissue incisions from surgical or traumatic wounds. Any future internal surgical products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."

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

         In March 1996, the Company entered into a renewable, eight-year supply and distribution agreement with Ethicon, a subsidiary of Johnson & Johnson, which provides Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND, the Company's lead nonabsorbable product. The agreement requires Ethicon to make minimum purchases that escalate annually and requires Ethicon to pay royalties based upon net sales. Ethicon may renew the agreement for additional one-year periods. The agreement is terminable upon specified events, including (i) material breach by either party and (ii) insolvency of either party. Upon certain events of default, including failure to provide an adequate supply of product, Ethicon may terminate its arrangement to purchase DERMABOND from the Company, and Ethicon may itself then manufacture DERMABOND and pay the Company royalties based on sales. See "Risk Factors--Dependence on Marketing Partners," "Risk Factors--Manufacturing Experience," "PRODUCTS--DERMABOND" and "Manufacturing."

         Effective March 2000, the Procter & Gamble/ALZA Partnership and ALZA declined the renewal of their non-exclusive supply agreements for OCTYLDENT, an adhesive used in conjunction with a periodontal drug delivery product, with the Company. As a result, the Proctor & Gamble Partnership and ALZA divested their combined worldwide distribution rights to the product. The Company believes that the termination of this agreement will not have a material adverse effect on the Company's results of operations and financial condition.

         In February 2000, the Company entered into a new three-year licensing and distribution agreement with Farnam Companies, Inc. ("Farnam".) This agreement provides Farnam exclusive rights to market, sell and distribute the Company's veterinary products in the United States and Canada.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has thirteen issued U.S. patents with expiration dates ranging from 2004 to 2016 and two issued foreign patents with expiration dates ranging from 2014 to 2015, and has filed applications for 31 additional U.S. patents in addition to certain patent applications outside the United States. The issued U.S. patents relate to the Company's tissue cohesive formulations and delivery technology. The pending U.S. patent applications relate to the Company's products and processes.

         On July 27, 1999, the Company was awarded its first United States Patent relevant to its lead product, DERMABOND. The invention covered in this patent capitalizes on the ability of the Company's adhesive technology to be manipulated in a manner that enhances product performance by controlling the setting time and extending the shelf-life of the material. The award of the patent increased royalty revenue on sales of DERMABOND in the United States under the supply and distribution agreement with Ethicon.

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

         Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier PMA approval process. A 510(k) premarket notification will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA may request extensive data, including clinical studies of the device's safety and effectiveness, before a substantial equivalence determination can be made. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. A PMA application must be filed if a product is found to be not substantially equivalent to a legally marketed Class I or II device or if it is a Class III device for which the FDA has called for PMAs. DERMABOND is a Class III medical device. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Before initiating human clinical trials, the manufacturer often must first obtain an IDE for the proposed medical device. Prior to granting a PMA, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMPs and the FDA must approve final labeling. Approval of a PMA could take two or more years from the date of submission of the application or petition. The PMA process can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

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

         On August 28, 1998, DERMABOND received PMA approval. SOOTHE-N-SEAL received 510(k) clearance on September 2, 1999. OCTYLDENT, the Company's product sold in conjunction with Actisite(R), received 510(k) clearance in 1990. DERMABOND, SOOTHE-N-SEAL AND OCTYLDENT are subject to GMP, postmarket reporting and other FDA requirements.

         There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA approvals to market its future products in the United States for their intended use on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors--Manufacturing Experience" and "Risk Factors--Effects of FDA and Other Government Regulation."

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

MANUFACTURING

         The Company has devoted considerable resources to the development of manufacturing processes and technologies capable of providing its products with clinical efficacy, safety, ease of use and suitable shelf-life. The Company has developed a manufacturing process designed to produce a highly purified base material which is not achievable by other known existing methodologies. The Company relies heavily on internal trade secrets and technological expertise and expects to keep its manufacturing process in-house and, where applicable, seek patent protection for specific manufacturing applications.

         Since August 1998, the Company has been manufacturing all of its products in a 50,000 square foot facility in Raleigh, North Carolina. This facility integrates production, bottling, labeling and packaging capabilities for products currently being marketed. The Company believes that this facility will be sufficient to meet Ethicon's worldwide market demand for DERMABOND and other products. See "Item 2--Properties."

         The Company is implementing a multiphase plan for additional expansion of its manufacturing capabilities. Part of this expansion is the integration of all the operations associated with the filling and packaging of DERMABOND, which currently are completed by outside providers. Such expansion and scale-up is expected to occur over the next three years and will provide for sufficient capacity for all current products, including DERMABOND, as well as various new products. Production of commercial-scale quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve large-scale manufacturing capabilities or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to expand sufficiently its manufacturing capacity to meet Ethicon's requirements for DERMABOND as set forth under their agreement, Ethicon may itself then manufacture DERMABOND and pay the Company royalties based on sales. See "Risk Factors--Manufacturing Experience" and "Ethicon and Other Marketing Agreements."

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

COMPETITION AND TECHNOLOGICAL CHANGE

         The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, DERMABOND competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson, the world leader in the wound closure market. The Company also competes with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently two other cyanoacrylate-based topical adhesives with which DERMABOND competes, neither of which is approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco International Ltd. is marketing a similar adhesive, Indermil(TM), in several countries outside of the United States. Loctite, the manufacturer of Indermil(TM) adhesive, received an IDE from the FDA and Tyco International Ltd. has conducted clinical studies in the United States for this product. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. See "Risk Factors--Potential Adverse Effect of Competition and Technological Change."

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

         There is no fixed term of service for the Scientific Advisors. Current members may resign or be removed at any time, and additional members may be appointed. Members do not serve on an exclusive basis with the Company, are not under contract (other than with respect to confidentiality obligations) and are not obligated to present corporate opportunities to the Company. Pursuant to confidentiality agreements, the members are not permitted to work on the development of competitive products. Inventions or products developed by a Scientific Advisor who is not otherwise affiliated with the Company will not become the Company's property, but will remain the Scientific Advisor's property.

EMPLOYEES

         As of March 20, 2000, the Company had 75 full-time employees, of whom 62 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 13 were dedicated to administrative activities. Fourteen members of the Company's research and development staff have doctoral or advanced degrees. The Company intends to recruit additional personnel in connection with the research, development and manufacturing of its products. None of the Company's employees is represented by a union, and the Company believes relationships with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The table below sets forth the names, ages and positions of the persons who are the executive officers of the Company as of March 10, 2000.

    NAME                     AGE                                     POSITION
Robert V. Toni                59   President and Chief Executive Officer and Director
Joe B. Barefoot               49   Vice President of Regulatory Affairs and Quality Assurance
Dennis D. Burns               54   Vice President/General Manager, Absorbable Cohesive Technology Division
Jeffrey G. Clark              46   Vice President of Research and Development
William M. Cotter             49   Vice President of Manufacturing and Operations
Anthony J. Sherbondy          46   Vice President of New Business Generation
J. Blount Swain               43   Vice President of Finance and Chief Financial Officer

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

ITEM 3.  LEGAL PROCEEDINGS.

         In December 1998, a former employee of the Company filed a discrimination claim with the Raleigh Area Office of the Equal Employment Opportunity Commission. In January 2000, the Company reached a settlement which did not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CLSR." The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 1998 and 1999.

                                                        HIGH          LOW
                                                        ----          ---
1998

   First Quarter.......................................$30.88       $18.50
   Second Quarter.......................................29.88        19.06
   Third Quarter........................................30.00        19.88
   Fourth Quarter.......................................30.88        14.25


1999

   First Quarter.......................................$47.50       $27.81
   Second Quarter.......................................38.13        24.81
   Third Quarter........................................29.81        11.88
   Fourth Quarter.......................................17.63        11.50

         As of March 20, 2000, there were approximately 288 holders of record of the Company's Common Stock. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below for each year in the five year period ended December 31, 1999 have been derived from financial statements audited by PricewaterhouseCoopers, LLP, independent accountants. The balance sheets as of December 31, 1998 and 1999 and the related statements of operations and of cash flows for the years ended December 31, 1997, 1998 and 1999 and notes thereto appear elsewhere in this Annual Report. This data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                             1995        1996        1997        1998        1999
                                                             ----        ----        ----        ----        ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales                                               $  1,380    $    496    $  1,551    $  8,079    $ 13,370
License and product development revenues                        --         3,500        --         1,500        --
                                                            --------    --------    --------    --------    --------
  Total revenues                                               1,380       3,996       1,551       9,579      13,370
Cost of products sold                                            531         460       1,398       3,480       4,722
                                                            --------    --------    --------    --------    --------
Gross profit                                                     849       3,536         153       6,099       8,648
                                                            --------    --------    --------    --------    --------
Research, development and regulatory affairs expenses          1,637       3,167       3,594       6,297       6,296
General and administrative expenses                            1,589       2,879       4,752       5,407       5,404
Charges related to partnership capital changes (1)             3,500      14,210        --          --          --
Payments to CRX Medical, Inc. and Caratec, L.L.C                 250         293        --          --          --
                                                            --------    --------    --------    --------    --------
  Total operating expenses                                     6,976      20,549       8,346      11,704      11,700
                                                            --------    --------    --------    --------    --------
Loss from operations                                          (6,127)    (17,013)     (8,193)     (5,605)     (3,052)
Interest expense                                                --          --           (72)       (383)       (344)
Investment and interest income                                     2         337       1,436       1,215         869
Interest expense to Sharpoint Development Corporation           (847)       (138)       --          --          --
                                                            --------    --------    --------    --------    --------
Net loss                                                    $ (6,972)   $(16,814)   $ (6,829)   $ (4,773)   $ (2,527)
                                                            ========    ========    ========    ========    ========
Net loss per common share-basic and diluted (2)             $  (0.73)   $  (1.63)   $  (0.53)   $  (0.36)   $  (0.19)
                                                            ========    ========    ========    ========    ========
Shares used in computation of net loss per
  common share--basic and diluted (2)                          9,600      10,285      12,966      13,270      13,324
                                                            --------    --------    --------    --------    --------

                                                                               AS OF DECEMBER 31,
                                                                               ------------------
                                                                1995       1996       1997       1998       1999
                                                                ----       ----       ----       ----       ----
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments         $     20    $ 17,651   $ 21,694   $ 16,702   $ 11,322
Working capital (deficit)                                        (395)     15,175     19,704     11,621      9,745
Total assets                                                      908      19,512     30,419     27,420     22,511
Long-term debt and capital lease obligations, less
  current portion                                              10,088          14      2,400        934      2,155
Total partners' capital (deficit) and stockholders' equity    (10,850)     16,455     22,419     18,250     16,625

____________

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

OVERVIEW

         Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue cohesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. To date, the Company has funded its operations with proceeds from the sale of its stock through public offerings of approximately $30.0 million, cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of DERMABOND, OCTYLDENT and NEXABAND products, and license and product development revenues from marketing partners.

         The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $2,527,000 for the year ended December 31, 1999. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company may incur a loss in 2000 and subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND, expanding its manufacturing capabilities, developing new products and entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

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

         The Company incurred compensation expense of $303,000 and $320,000 for the years ended December 31, 1998 and 1999, respectively, in connection with options for Common Stock granted to employees, consultants and directors because such options had a weighted average exercise price of $2.73 per share below the fair market value of the Common Stock. Such expense will be approximately $73,000 in 2000 as the options vest.

         On August 28, 1998, the Company was granted approval from the FDA of its premarket approval application to market DERMABOND in the United States. DERMABOND, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the United States market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND to Ethicon, a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND to Ethicon to support its launch in European Union countries. DERMABOND is currently marketed by Ethicon in the United States and approximately 31 countries outside the United States.

         On September 2, 1999, the Company received clearance from the FDA to market SOOTHE-N-SEAL in the United States. SOOTHE-N-SEAL , which is used to provide relief of pain associated with oral ulcers, is the first such product to be approved by the FDA for the over-the-counter United States consumer market. The Company is currently in discussions for a marketing distribution agreement for SOOTHE-N-SEAL.


RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues for 1999 increased 40% to $13,370,000 from $9,579,000 for 1998 which included $1,500,000 of license and product development revenues. Product sales increased 65% during the same period primarily as a result of increased domestic sales of DERMABOND. DERMABOND was marketed in the United States during the entire 1999 fiscal year as opposed to approximately four months during 1998.

         Cost of products sold for 1999 increased to $4,722,000 from $3,480,000 for 1998. Cost of products sold as a percentage of product sales decreased to 35% for 1999 from 43% for 1998. This decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND, resulting in the fixed portion of cost of products sold being allocated over higher sales. The Company expects that gross margins on product sales will fluctuate based on sales volume.

         Operating expenses were approximately $11,700,000 and $11,704,000 for 1999 and 1998, respectively. Operating expenses primarily consist of research and development and regulatory affairs expenses and general and administrative expenses. During 1999, research, development and regulatory affairs efforts were primarily focused on the development of DERMABOND line extensions and a liquid adhesive bandage as well as clinical trials for SOOTHE-N-SEAL. During 1998, such efforts were focused primarily on the development of and clinical trials for SOOTHE-N-SEAL as well as the clinical trials follow-up related to DERMABOND. The Company expects these expenses will increase as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

         Interest expense for 1999 decreased to $344,000 from $383,000 for 1998. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

         Investment and interest income for 1999 decreased to $869,000 from $1,215,000 for 1998. This decrease was primarily attributable to interest earned from lower average cash and investment balances.

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

         Investment and interest income for 1998 decreased to $1,215,000 from $1,436,000 for 1997. This decrease was attributable to lower interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through December 31, 1999, the Company had raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In May 1999, the term loan principal balance of $2.45 million was refinanced under similar terms of the original agreement for an additional 24 months. In October 1999, the Company secured a $3.0 million line of credit for working capital purposes. As of December 31, 1999, there were no borrowings against the line of credit.

         At December 31, 1999, net working capital was approximately $9.7 million, a decrease of $1.9 million from net working capital of $11.6 million at December 31, 1998. This decrease was primarily attributable to cash used to fund the Company's operations and the reduction in short-term debt. At December 31, 1999, the Company's primary working capital consisted of $12.6 million of cash and cash equivalents and investments, a decrease of $4.1 million from $16.7 million at December 31, 1998. The Company had $3.0 million in debt and capital lease obligations at December 31, 1999, reflecting a $795,000 decrease over the December 31, 1998 debt and capital lease obligations. These decreases represent monthly principal payments on these obligations.

         Cash used by operating activities was $2.2 million and $4.0 million for 1999 and 1998, respectively. The decrease in cash used by operations was due to the lower net loss incurred in 1999 as compared to 1998 due to increased sales of DERMABOND.

         Cash provided by investing activities was $2.1 million during 1999 which primarily related to receipts of investment proceeds and the purchases of investments. During 1998, investing activities used $3.7 million of cash and were primarily related to leasehold improvements for the Company's new 50,000 square foot facility and acquisition of capital equipment.

         Cash used by financing activities was $213,000 during 1999 as opposed to cash provided by financing activities of $1.2 million during 1998. The Company's primary financing activities during 1999 were the repayment of debt and capital lease obligations offset by the proceeds from the exercise of employee stock options. During 1998, the Company's primary financing activity was the addition of $1.5 million under its term loan.

         The Company believes that existing cash and cash equivalents and investments, which totaled $12.6 million as of December 31, 1999, will be sufficient to finance its capital requirements for at least 12 months. The Company may incur a loss in 2000 and subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

         The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and commercialize successfully its lead product, DERMABOND, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for its future products, including the scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's line of credit for working capital purposes, equipment financing and term loan, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. See "Item 1--Risk Factors."

YEAR 2000

         The Company's Year 2000 Project (the "Project") addressed the issue of computer programs with date-sensitive software that may be unable to distinguish between the year 1900 and the year 2000. The Company has modified or replaced necessary portions of its software so that its computer systems properly utilize dates beyond December 31, 1999 and mitigate the Year 2000 Issue. To date the Company has incurred and expensed approximately $60,000 related to the assessment of, and efforts in connection with, the Project.

         At year end, all systems were backed up and verified to be operational prior to the resumption of business after the new year. The Company has not experienced any third party supplier issues. The Company remains alert to potential Year 2000 related issues that may occur in the future, but believes that there will be no material impact on operations, liquidity or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

         The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 1999, the Company's total portfolio consisted of approximately $12.6 million of investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's definitive 2000 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1999. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Company's definitive 2000 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the Company's definitive 2000 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the Company's definitive 2000 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

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

             3.  Exhibits.  (See (c) below)

        (b)  Reports on Form 8-K.

        The Company did not file a report on Form 8-K during the quarter ended December 31, 1999.

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


 10.13            Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company.
                  (Exhibit 10.19)(2)
 10.14            Master Lease Agreement, dated as of January 29, 1997, between Transamerica Business Credit
                  Corporation and the Company. (Exhibit 10.20)(2)
 10.15            Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the Company.  (Exhibit
                  10.15)(4)
 10.16            Promissory Note, dated November 14, 1997, issued by the Company to NationsBank, N.A.  (Exhibit
                  10.16)(4)
 10.17            Security Agreement, dated November 14, 1997, between the Company and NationsBank, N.A.
                  (Exhibit 10.17)(4)
 10.18            Pledge Agreement, dated November 14, 1997, between the Company and NationsBank N.A.  (Exhibit
                  10.18)(4)
 10.19++          Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company.
                  (Exhibit 10.19)(4)
 10.20++          Employment Agreement, dated as of January 1, 1998, between Anthony J. Sherbondy and the
                  Company.  (Exhibit 10.20)(4)
 10.21++          Employment Agreement, dated as of February 18, 1998, between Dennis D. Burns and the Company.
                  (Exhibit 10.21)(4)
 10.22            Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between AP Southeast
                  Portfolio Partners, L.P. and the Company.  (Exhibit 10.22)(4)
 10.23            Representative and Manufacturing Facility Agreement, dated January 1, 1998, between Innocoll
                  GmbH and the Company.  (Exhibit 10.23)(4)
 10.24++          1999 Employee Stock Purchase Plan of the Company.  (Exhibit 10.1)(5)
 23.1*            Consent of PricewaterhouseCoopers LLP.
 24.1*            Power of Attorney (included on signature page to this Annual Report).
 27*              Financial Data Schedule.

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

        (d) Financial Statement Schedules.

        None.

                           CLOSURE MEDICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                            F-2
Financial Statements:
   Balance Sheets as of December 31, 1998 and 1999                           F-3
   Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999                                        F-4
   Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999                                        F-5
   Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1998 and 1999                                        F-6
   Notes to Financial Statements                                             F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
of Closure Medical Corporation



         In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers, LLP
Raleigh, North Carolina
February 16, 2000

                      CLOSURE MEDICAL CORPORATION
                             BALANCE SHEETS
                 (In thousands, except per share data)

                                                                                  DECEMBER 31,
                                                                            --------------------------
                                                                              1998            1999
                                                                            ----------     -----------
ASSETS
Cash and cash equivalents                                                 $       824    $        508
Short-term investments                                                         14,275           9,299
Restricted investments                                                          1,603           1,515
Accounts receivable                                                             1,191             732
Inventories                                                                     1,008             591
Prepaid expenses                                                                  286             326
                                                                            ----------     -----------
   Total current assets                                                        19,187          12,971
Furniture, fixtures and equipment, net                                          7,707           7,351
Restricted investments                                                              -           1,292
Intangible assets, net of $356 and $368
   accumulated amortization, respectively                                         526             897
                                                                            ----------     -----------
   Total assets                                                           $    27,420    $     22,511
                                                                            ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $     1,721    $      1,110
Accrued expenses                                                                1,705             794
Deferred revenue                                                                1,245             443
Capital lease obligations                                                         245             279
Current portion of long-term debt                                               2,650             600
                                                                            ----------     -----------
   Total current liabilities                                                    7,566           3,226
Deferred revenue                                                                  670             505
Capital lease obligations less current portion                                    934             655
Long-term debt less current portion                                                 -           1,500
                                                                            ----------     -----------
   Total liabilities                                                            9,170           5,886
                                                                            ----------     -----------

Commitments and Contingencies (See notes 5, 6, 7 and 10)                            -               -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none issued
   or outstanding                                                                   -               -
Common Stock, $.01 par value.  Authorized 35,000 shares; issued and
   outstanding 13,290 and 13,347 shares, respectively                             133             133
Additional paid-in capital                                                     46,358          46,940
Accumulated deficit                                                           (27,848)        (30,375)
Deferred compensation on stock options                                           (393)            (73)
                                                                            ----------     -----------
   Total stockholders' equity                                                  18,250          16,625
                                                                            ----------     -----------
   Total liabilities and stockholders' equity                             $    27,420    $     22,511
                                                                            ==========     ===========

     The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------------
                                                                                        1997         1998         1999
                                                                                     -----------  -----------   ----------
Product sales                                                                        $    1,551   $    8,079    $  13,370
License and product development revenues                                                      -        1,500            -
                                                                                     -----------  -----------   ----------
   Total revenues                                                                         1,551        9,579       13,370
Cost of products sold                                                                     1,398        3,480        4,722
                                                                                     -----------  -----------   ----------
   Gross profit                                                                             153        6,099        8,648
                                                                                     -----------  -----------   ----------
Research, development and regulatory affairs expenses                                     3,594        6,297        6,296
General and administrative expenses                                                       4,752        5,407        5,404
                                                                                     -----------  -----------   ----------
   Total operating expenses                                                               8,346       11,704       11,700
                                                                                     -----------  -----------   ----------
Loss from operations                                                                     (8,193)      (5,605)      (3,052)
Interest expense                                                                            (72)        (383)        (344)
Investment and interest income                                                            1,436        1,215          869
                                                                                     -----------  -----------   ----------
Net loss                                                                             $   (6,829)  $   (4,773)   $  (2,527)
                                                                                     ===========  ===========   ==========
Shares used in computation of net loss per common share- basic and diluted               12,966       13,270       13,324
                                                                                     ===========  ===========   ==========
Net loss per common share- basic and diluted                                         $    (0.53)  $    (0.36)   $   (0.19)
                                                                                     ===========  ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                               CLOSURE MEDICAL CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                                1997         1998          1999
                                                                                             -----------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (6,829)      $(4,773)     $(2,527)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense                                                             195           615          948
Amortization of deferred compensation on stock options                                            304           303          320
Net loss on disposals of fixed assets                                                               4            34          594
Net loss on disposals of intangibles                                                               50           110          100
Change in accounts receivable                                                                  (1,159)           35          459
Change in inventories                                                                            (235)         (661)         417
Change in prepaid expenses                                                                         21            81          (40)
Change in accounts payable and accrued expenses                                                 2,114           350       (1,522)
Change in deferred revenue                                                                        (50)         (104)        (967)
                                                                                              --------       -------      -------
Net cash used by operating activities                                                          (5,585)       (4,010)      (2,218)
                                                                                              --------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment                                                 (1,732)       (4,651)      (1,174)
Investment in intangible assets                                                                  (124)         (371)        (483)
Purchases of investments                                                                      (33,369)      (12,396)      (6,629)
Proceeds from the sale of investments                                                          21,173        13,750       10,401
                                                                                              --------       -------      -------
Net cash provided (used) by investing activities                                              (14,052)       (3,668)       2,115
                                                                                              --------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                                        1,500         1,500            -
Repayment of debt                                                                                   -          (350)        (550)
Net proceeds from sale of common stock                                                         12,489           301          582
Payments under capital lease obligations                                                          (99)         (226)        (245)
                                                                                              --------       -------      -------
Net cash provided (used) by financing activities                                               13,890         1,225         (213)
                                                                                              --------       -------      -------
Decrease in cash and cash equivalents                                                          (5,747)       (6,453)        (316)
Cash and cash equivalents, beginning of year                                                   13,024         7,277          824
                                                                                              --------       -------      -------
Cash and cash equivalents, end of year                                                       $  7,277       $   824      $   508
                                                                                              ========       =======      =======

NON-CASH TRANSACTIONS:

Cash payments for interest during 1997, 1998 and 1999 were approximately $68, $370 and $317, respectively.


   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1998 and 1999
                                 (In thousands)



                                                                                                    Deferred
                                                  Common Stock        Additional                   Compensation      Total
                                              ----------------------    Paid-in       Accumulated    on Stock     Stockholders'
                                               Shares      Amount       Capital         Deficit       Option         Equity
                                              ---------   --------     ----------   -------------   -----------   -------------

Balance at December 31, 1996                    12,150      $122        $ 33,579     $ (16,246)     $ (1,000)       $ 16,455
Issuance of common stock, net of
   issuance costs of $1,737                      1,025        10          12,010             -             -          12,020
Amortization of deferred compen-
   sation on stock options                           -         -               -             -           304             304
Exercise of stock options                           67         -             469             -             -             469
Net loss                                             -         -               -        (6,829)            -          (6,829)
                                              ---------   -------   -------------   -----------    ----------      ----------
Balance at December 31, 1997                    13,242       132          46,058       (23,075)         (696)         22,419
Amortization of deferred compen-
   sation on stock options                           -         -               -             -           303             303
Exercise of stock options                           48         1             300             -             -             301
Net loss                                             -         -               -        (4,773)            -          (4,773)
                                              ---------   -------   -------------   -----------    ----------      ----------
Balance at December 31, 1998                    13,290       133          46,358       (27,848)         (393)         18,250
Amortization of deferred compen-
   sation on stock options                           -         -               -             -           320             320
Exercise of stock options and sale of
   common stock under ESPP                          57         -             582             -             -             582
Net loss                                             -         -               -        (2,527)            -          (2,527)
                                              ---------   -------   -------------   -----------    ----------      ----------
Balance at December 31, 1999                    13,347      $133        $ 46,940     $ (30,375)     $    (73)       $ 16,625
                                              =========   =======   =============   ===========    ==========      ==========


The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND OPERATIONS

         Closure Medical Corporation (the "Company" or "Closure") develops, manufactures, and commercializes medical tissue cohesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

         The Company's medical tissue cohesives can be used to close and seal wounds and incisions rapidly as well as stop leakage of blood and other bodily fluids from injured tissue. The Company's lead product DERMABOND(R) Topical Skin Adhesive ("DERMABOND") is a nonabsorbable tissue cohesive that can be used to replace sutures and staples for certain topical wound closure applications. DERMABOND was cleared for marketing by the United States Food and Drug Administration ("FDA") in August 1998. The Company's marketing partner, Ethicon Inc.("Ethicon"), a subsidiary of Johnson & Johnson, markets and distributes DERMABOND.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

         INVESTMENTS
         Investments consist of short-term money market funds, commercial paper and corporate bonds having maturities as of the purchase date greater than three months but less than or equal to one year. Long-term investments have maturities greater than one year. All investments have been classified as available-for-sale securities. Restricted investments serve as collateral securing the Company's outstanding debt and line of credit. The fair market value, based on quoted market prices, of all investments approximates amortized cost.

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company evaluates the net realizable value of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (SFAS No. 121), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         REVENUE RECOGNITION
         Revenues from product sales are recognized upon shipment. Advance payments related to future sales of product or future royalties due on these sales are deferred and will be recorded as revenue as they are earned over future periods.

         The Company recognizes revenue for sales of DERMABOND to its marketing partner, Ethicon, at an agreed-upon amount per unit at the time the products are shipped. Ethicon provides a summary of its sales of DERMABOND on a quarterly basis and the Company recognizes royalties due and any purchase price adjustment as sales revenue. During 1999, the Company was awarded its first United States Patent relevant to DERMABOND which increases the royalty revenue rate on sales of DERMABOND under the supply and distribution agreement with Ethicon.

         Revenues from customers representing 10% or more of total revenue during fiscal 1997, 1998 and 1999 were as follows (See Note 7):

                  Customer         1997           1998            1999
                  --------         ----           ----            ----
                     A              13%             0%             0%
                     B              53%            92%            93%
                     C              34%             0%             0%

         During 1999, less than one percent of the Company's revenues were from outside of North America.

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

         RELATED PARTIES
         On January 1, 1998, the Company entered into an agreement with Innocoll, of Saal-Donau, Germany, which provides for fees to be paid to Innocoll of $180,000 per year for five years. During 1998 and 1999, $180,000 and $135,000, respectively, was paid to Innocoll and $45,000 was included in accrued expenses at December 31, 1999. Innocoll acts as Closure's authorized representative in Europe under the Medical Device Directive and will provide alternative manufacturing space as needed. Two of the Company's members of the Board of Directors are owners of Innocoll.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The estimated fair value of financial instruments approximates the financial statement carrying value at December 31, 1998 and 1999.

         ACCOUNTING FOR STOCK-BASED COMPENSATION
         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995. SFAS 123, as amended by SFAS 137, gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using the intrinsic value

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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


3.       INVENTORIES

         Inventories included the following (in thousands):


                                                                  December 31,
                                                                  -----------
                                                             1998             1999
                                                             ----             ----
           Packaging                                        $   86            $ 148
           Raw materials                                       106               45
           Work-in-process                                     616              283
           Finished goods                                      200              115
                                                             -----             ----
                                                            $1,008            $ 591
                                                             =====             ====

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       FURNITURE, FIXTURES, AND EQUIPMENT

         Furniture, fixtures and equipment included the following (in thousands):

                                                                December 31,
                                                                ------------        Estimated
                                                              1998       1999      Useful Lives
                                                              ----       ----      ------------


           Furniture and computers                          $    1,007  $   1,123   3-10 years
           Machinery and equipment                               2,806      3,167     10 years
           Leasehold improvements                                2,913      2,918     10 years
           Construction-in-progress                              1,877      1,975
                                                                ------     ------

                                                                 8,603      9,183
           Accumulated depreciation and amortization              (896)    (1,832)
                                                            ----------  ----------

                                                            $    7,707  $   7,351
                                                            ==========  =========

5.       DEBT

         On November 14, 1997, the Company entered into a financing arrangement to borrow up to $3,000,000 to finance leasehold improvements and equipment related to the Company's expansion into a 50,000 square foot manufacturing, research and administration facility. The agreement matured May 31, 1999 and the loan balance amount of $2,450,000 was refinanced under terms similar to the original agreement. Borrowings are payable monthly in principal and interest, with one final payment of all remaining principal and accrued interest due May 31, 2001. Borrowings under this agreement bear interest at the 30-day LIBOR rate plus 167 basis points and are secured by the related equipment and leasehold improvements. In addition, the lender is required to hold as collateral an amount equal to fifty percent of the outstanding loan balance which is classified as a long-term restricted investment as borrowings are due on May 31, 2001. The agreement requires the Company to comply with certain financial covenants including minimum liquidity and tangible net worth, which the Company was in compliance with at December 31, 1999.

         In October 1999, the Company secured a $3,000,000 line of credit for working capital purposes. The agreement requires the Company to secure fifty percent of the available balance in an investment account. The investment is classified as short-term restricted as the agreement expires in May 2000. In addition, there is an annual financing fee equal to one eighth of one percent of the undrawn portion of the commitment amount. As of December 31, 1999, there were no borrowings against the line of credit.


6.       LEASES

         The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2007. Rent expense related to operating leases was approximately $316,000, $534,000 and $549,000 for 1997, 1998 and 1999, respectively.

         The Company leases equipment under capital leases with original lease terms of four to five years. At the expiration of the lease term in 2002, the Company is required to purchase primarily all of the equipment for the fair market value of the equipment and related taxes. The fair market value is to be equal to no less than 5% or no more than 10% of the equipment cost.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
6.       LEASES--CONTINUED

         Future minimum lease payments under noncancellable capital leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 1999 (in thousands):


                                                        Capital      Operating
                                                        Leases        Leases
                                                        ------        ------


           2000                                        $      392   $       559
           2001                                               392           524
           2002                                               321           504
           2003                                                --           510
           2004                                                --           521
           Thereafter                                          --         1,398
                                                    -------------   -----------

           Total minimum lease payments                     1,105   $     4,016
           Less: amount representing interest                (171)  ===========
                                                    -------------

           Present value of minimum lease payments            934
           Less: current portion                             (279)
                                                    -------------
           Long-term portion                        $         655
                                                    =============

7.       MAJOR CUSTOMERS

         On March 20, 1996, the Company entered into an eight-year exclusive supply and distribution rights agreement with Ethicon whereby Closure supplies Ethicon with DERMABOND, a product for human topical wound closure. In consideration, Ethicon paid Closure $4,500,000 of which $3,500,000 was a non-refundable licensing fee and $1,000,000 has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales and has been classified as deferred revenue on the accompanying balance sheet. In addition, Ethicon has advanced the Company $1,000,000 for direct costs incurred in connection with clinical studies of the product, which has been classified as deferred revenue and has been and will continue to be offset against royalties to be paid by Ethicon. With the United States and European Community approval of DERMABOND in August 1998 and 1997, respectively, Ethicon is obligated to purchase certain minimum quantities annually at a predetermined price based on average selling prices.

         In February 2000, the Company entered into a new three-year licensing and distribution agreement with Farnam Companies, Inc. ("Farnam".) This agreement provides Farnam exclusive rights to market, sell and distribute the Company's veterinary products in the United States and Canada.

         Effective March 2000, Procter & Gamble/ALZA, Partners for Oral Health Care (the "Proctor & Gamble/ALZA Partnership"), and ALZA Corporation ("ALZA") declined the renewal of their non-exclusive supply agreements for OCTYLDENT, an adhesive used in conjunction with a periodontal drug delivery product, with the Company. As a result, the Proctor & Gamble/ALZA Partnership and ALZA divested their combined worldwide distribution rights to the product.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.       INCOME TAXES

         There is no current provision or benefit for income taxes recorded for the years ended December 31, 1997, 1998, and 1999 as the Company has generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded for the years ended December 31, 1997, 1998, and 1999 as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization. Due to the Company's history of losses, it is considered more likely than not that such deferred tax assets will not ultimately be realized.

         Deferred taxes are comprised of the following (in thousands):

                                                             December 31,
                                                             ------------
                                                              1998       1999
                                                          --------    -------

          Net operating loss carryforwards               $   5,327    $ 6,772
          Research and development credit carryforwards        462        885
          Temporary differences, net                           184        396
                                                          --------    -------

                                                             5,973      8,053

          Valuation allowance                               (5,973)    (8,053)
                                                          --------    -------

          Net deferred tax asset                         $   -        $    -
                                                          ========    =======


         At December 31, 1999, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $16,341,000 which expire beginning in the year 2011. The Company also has research and development tax credit carryforwards of approximately $885,000 which will begin to expire in the year 2011. The federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

9.       EMPLOYEE BENEFIT PLANS

         The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 8, 1999. The Plan provides that a maximum of 2,500,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee (the "Committee") of the Board of Directors. Grants under the Plan may consist of (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "nonqualified stock options" ("NQSOs") that are not intended to so qualify. Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries may not exceed five years from the date of grant. Options outstanding at December 31, 1997, 1998 and 1999 generally vest within three to five years.

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.       EMPLOYEE BENEFIT PLANS--CONTINUED

         The following table summarizes stock option activity under the Plan:

                                                                    Weighted-
                                                                    Average
                                                                     Price
                                                        Shares     Per Share
                                                        ------     ---------

         Options outstanding at December 31, 1996      572,606
         Granted                                       245,600    $   24.33
         Exercised                                     (67,530)        6.94
         Canceled                                      (31,139)        9.63
                                                     ---------
         Options outstanding at December 31, 1997      719,537

         Granted
             With market exercise price                500,042        23.20
             With premium exercise price                52,155        24.56
         Exercised                                     (47,046)        5.92
         Canceled                                      (23,449)       21.31
                                                     ---------
         Options outstanding at December 31, 1998    1,201,239

         Granted                                     1,106,028        23.63
         Exercised                                     (50,908)        9.54
         Canceled                                     (125,009)       25.72
                                                     ---------
         Options outstanding at December 31, 1999    2,131,350
                                                     =========




                                    Options Outstanding                      Options Exercisable
                         -----------------------------------------           -------------------
                                                        Weighted-
                                                        Average
                                        Weighted-      Remaining                       Weighted-
           Range of        Number        Average       Contractual         Number       Average
         Exercise Price  Outstanding   Exercise Price     Life           Exercisable  Exercise Price
         --------------  -----------   --------------     ----           -----------  --------------

         $5.00-$14.56       847,904       $10.31           8.22            316,036       $ 5.77
         $14.75-$24.75      579,785        22.32           8.15            190,397        22.25
         $25.25-$29.81      536,590        29.45           8.90            128,273        29.03
         $30.63-$35.00      167,071        33.11           8.96             45,726        32.08


         Available for grant at December 31, 1999             203,166

         Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the "ESPP") to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for issuance under the ESPP. Under the ESPP, employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 1999, 4,848 shares were issued under the ESPP, and at December 31, 1999, 1,495,152 shares were available for issuance. The ESPP had an insignificant impact on the Company's 1999 pro forma fair value disclosure as required under SAFS 123.


         During 1997, 1998 and 1999, the Company recognized approximately $304,000, $303,000 and $320,000, respectively, of compensation cost related to the Plan. Had compensation expense for 1997, 1998 and 1999, assuming it was recognized on a straight-line basis over the vesting period for awards under the Plan

CLOSURE MEDICAL CORPORATION
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
9.        EMPLOYEE BENEFIT PLANS--CONTINUED

         and in the year of purchase for benefits received under the ESPP, been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                            1997          1998          1999
                                            ----          ----          ----
         Net loss-as reported              $(6,829)      $(4,773)    $(2,527)
         Net loss-pro forma                 (8,244)       (7,865)     (8,633)
         Loss per share--basic and
             diluted-as reported             (0.53)        (0.36)      (0.19)
         Loss per share--basic and
             diluted-pro forma               (0.64)        (0.59)      (0.65)

         The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

         Assumptions                          1997         1998          1999
         -----------                          ----         ----          ----
         Average expected life (years)         5            6             5.5
         Average interest rate                 6.5%         5.0%          5.6%
         Volatility                           73.1%        81.5%         85.0%
         Dividend yield                        0.0%         0.0%          0.0%

         The Company maintains a 401(k) Retirement Plan and Trust (the "401(k) Plan") available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations. Effective January 1, 1997, the 401(k) Plan was amended to make one-half of the matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company ("participant shares"). Participant shares are issued at year-end based on the closing stock price of the Common Stock on December 31, with fractional shares paid in cash. At December 31, 1998 and 1999, the 401(k) Plan had a receivable from the Company in the amount of 1,162 and 4,559 shares, respectively, based on a closing stock price of $29.81 and $12.88, respectively. Cash amounts contributed to the 401(k) Plan during 1998 and 1999 were approximately $35,000 and $60,000, respectively.

10.      COMMITMENTS AND CONTINGENCIES

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

                           CLOSURE MEDICAL CORPORATION


Date:  March 30, 2000                  By  /s/  ROBERT V. TONI
                                           -------------------------------
                                           Robert V. Toni
                                           President and Chief Executive Officer

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



                Name                            Capacity                         Date
                ----                            --------                         ----

       /S/ ROBERT V. TONI                President and Chief Executive       March 30, 2000
-------------------------------------    Officer (principal executive
           ROBERT V. TONI                officer) and Director


       /S/ J. BLOUNT SWAIN               Vice President and Chief Financial  March 30, 2000
-------------------------------------    Officer (principal financial and
           J. BLOUNT SWAIN               accounting officer)


      /S/ RONALD A. AHRENS               Chairman of the Board of Directors  March 30, 2000
--------------------------------------
          RONALD A. AHRENS

       /S/ DENNIS C. CAREY               Director                            March 30, 2000
-------------------------------------
           DENNIS C. CAREY

      /S/ RICHARD W. MILLER              Director                            March 30, 2000
-------------------------------------
          RICHARD W. MILLER

     /S/ F. WILLIAM SCHMIDT              Director                            March 30, 2000
-------------------------------------
         F. WILLIAM SCHMIDT

     /S/  ROLF D. SCHMIDT                Director                            March 30, 2000
-------------------------------------
          ROLF D. SCHMIDT

      /S/ RANDY H. THURMAN               Director                            March 30, 2000
-------------------------------------
          RANDY H. THURMAN

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