Form 10-Q
period 2000-03-31
CLOSURE MEDICAL CORP
filed 2000-05-15
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748

                           CLOSURE MEDICAL CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                56-1959623
     --------------------------                    ---------------
    (State or other jurisdiction                   (I.R.S. Employer
         of incorporation or                      Identification No.)
            organization)


             5250 Greens Dairy Road, Raleigh, North Carolina 27616
             -----------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                 (919) 876-7800
                           -------------------------
            (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]                              No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at May 10, 2000
             -----                               ---------------------------

Common Stock, par value $0.01 per share                   13,388,005

                           CLOSURE MEDICAL CORPORATION

                                      INDEX


                                                                                     Page Number
                                                                                    -------------

PART I:      FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999............ 3

        Statements of Operations (unaudited) for the three months ended March 31,
          2000 and 1999.................................................................. 4

        Statements of Cash Flows (unaudited) for the three months ended March 31,
          2000 and 1999.................................................................. 5

        Condensed Notes to Financial Statements (unaudited).............................. 6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................... 8

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk.................. 12



PART II:     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................................... 13

                          PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)


                                                                         MARCH 31,        DECEMBER 31,
                                                                           2000              1999
                                                                         --------          --------
ASSETS                                                                  (Unaudited)
Cash and cash equivalents                                                $    173          $    508
Short-term investments                                                      8,466             9,299
Restricted investments                                                      1,536             1,515
Accounts receivable                                                           956               732
Inventories                                                                   736               591
Prepaid expenses                                                              234               326
                                                                         --------          --------
   Total current assets                                                    12,101            12,971
Restricted investments                                                      1,298             1,292
Furniture, fixtures and equipment, net                                      7,170             7,351
Intangible assets, net                                                        976               897
                                                                         --------          --------
   Total assets                                                          $ 21,545          $ 22,511
                                                                         ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $  1,039          $  1,110
Accrued expenses                                                              721               794
Deferred revenue                                                              221               443
Capital lease obligations                                                     290               279
Current portion of long-term debt                                             600               600
                                                                         --------          --------
   Total current liabilities                                                2,871             3,226
Deferred revenue                                                              505               505
Capital lease obligations less current portion                                578               655
Long-term debt less current portion                                         1,336             1,500
                                                                         --------          --------
   Total liabilities                                                        5,290             5,886
                                                                         --------          --------

Commitments and Contingencies                                                 -                 -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                      -                 -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   issued and outstanding 13,362 and 13,347 shares, respectively              134               133
Additional paid-in capital                                                 47,114            46,940
Accumulated deficit                                                       (30,993)          (30,375)
Deferred compensation on stock options                                        -                 (73)
                                                                         --------          --------
   Total stockholders' equity                                              16,255            16,625
                                                                         --------          --------
   Total liabilities and stockholders' equity                            $ 21,545          $ 22,511
                                                                         ========          ========

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                 THREE MONTHS ENDED
                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                                -------       -------
Product sales                                                  $ 2,666       $ 3,817
Cost of products sold                                              816         1,176
                                                                -------       -------
      Gross profit                                               1,850         2,641
                                                                -------       -------
Research, development and regulatory affairs expenses            1,466         1,862
General and administrative expenses                              1,124         1,489
                                                                -------       -------
      Total operating expenses                                   2,590         3,351
                                                                -------       -------
Income (loss) from operations                                     (740)         (710)
Interest expense                                                   (58)          (91)
Investment and interest income                                     180           236
                                                                -------       -------
Net income (loss)                                              $  (618)      $  (565)
                                                                =======       =======

Shares used in computation of net income (loss)
    per common share- basic and diluted                         13,353        13,304
                                                                =======       =======

Net income (loss) per common share- basic
   and diluted                                                 $ (0.05)      $ (0.04)
                                                                =======       =======

   The accompanying notes are an integral part of these financial statements.

                        CLOSURE MEDICAL CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                                   THREE MONTHS ENDED
                                                                MARCH 31,      MARCH 31,
                                                                  2000           1999
                                                               -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $  (618)         $  (565)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense                              225              227
Amortization of deferred compensation on stock options              73               76
Net loss on disposals of fixed assets                               12                3
Change in accounts receivable                                     (224)            (608)
Change in inventories                                             (145)             (45)
Change in prepaid expenses                                          92               29
Change in accounts payable and accrued expenses                   (144)          (1,017)
Change in deferred revenue                                        (222)            (166)
                                                               -------          -------
Net cash provided (used) by operating activities                  (951)          (2,066)
                                                               -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment                     (52)            (851)
Investment in intangible assets                                    (83)             (47)
Purchases of investments                                        (1,937)          (1,104)
Proceeds from the sale of investments                            2,743            3,732
                                                               -------          -------
Net cash provided (used) by investing activities                   671            1,730
                                                               -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                 (164)            (150)
Net proceeds from sales of common stock                            175              230
Payments under capital lease obligations                           (66)             (60)
                                                               -------          -------
Net cash provided (used) by financing activities                   (55)              20
                                                               -------          -------
Increase (decrease) in cash and cash equivalents                  (335)            (316)
Cash and cash equivalents at beginning of period                   508              824
                                                               -------          -------
Cash and cash equivalents at end of period                     $   173          $   508
                                                               =======          =======

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization and Operations

Closure Medical Corporation ("Closure" or the "Company") develops, manufactures and commercializes medical tissue adhesive products based on its proprietary cyanoacrylate technology for use in wound closure in humans and animals.

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

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. SFAS 133, as amended by SFAS 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on or before the effective date. It is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements,"("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is not expected to have a significant impact on the Company's revenue recognition policies.

3.  Taxes

No federal or state income tax provision has been provided for income tax purposes, as the Company does not expect to have a tax liability for the year ending December 31, 2000. Additionally, the deferred tax asset that might be recorded as a result of net operating losses under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," has been offset by a related valuation allowance because realization of the asset is not likely. Accordingly, no benefit has been recorded.

4.  Inventories

Inventories included the following (in thousands):

                                  March 31,         December 31,
                                    2000               1999
                                    ----               ----

Packaging                           $171               $148
Raw materials                         31                 45
Work-in-process                      124                283
Finished goods                       410                115
                                    ----               ----
                                    $736               $591
                                    ----               ----


5.       Net Income (Loss) Per Share

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method and are excluded from the computation if their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

o expectations that revenues from product sales may not continue the sequential growth experienced from the quarter ended June 30, 1998 through the quarter ended June 30, 1999;

o the sufficiency of the Company's existing cash and cash equivalents and investments to finance its capital requirements for 12 months;

o    expected losses in 2000 and subsequent years; and

o    expectations with respect to future capital requirements.

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

OVERVIEW

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million. The Company has also funded its operations through sales of DERMABOND(R) Topical Skin Adhesive ("DERMABOND(R) adhesive") after the product received its CE Mark and FDA approval in August 1997 and August 1998, respectively.

The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $2.5 million for the year ended December 31, 1999. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company expects to incur a loss in 2000 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND(R) adhesive, expanding its manufacturing capabilities, developing new products, entering into additional marketing agreements and on the ability of its marketing partners to successfully commercialize products incorporating the Company's technologies. The Company may never generate significant revenue or become profitable on a sustained basis, if at all.

On August 28, 1998, the Company was granted approval from the U.S. Food and Drug Administration ("FDA") of its premarket approval application to market DERMABOND(R) adhesive in the United States. DERMABOND(R) adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND(R) adhesive to Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND(R) adhesive to Ethicon to support its launch in European Union countries. DERMABOND(R) adhesive is currently marketed by Ethicon in the U.S. and approximately 33 countries outside the U.S. In addition, DERMABOND(R) adhesive received clearance from the Japanese Ministry of Health and Welfare for marketing in Japan in February 2000.

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

On September 2, 1999, the Company received clearance from the FDA to market SOOTHE-N-SEAL(TM) in the United States. SOOTHE-N-SEAL(TM), which is used to provide relief of pain associated with oral ulcers, is the first such product to be approved by the FDA for the over-the-counter United States consumer market. The Company is currently in discussions for a marketing distribution agreement for SOOTHE-N-SEAL(TM).

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

Revenues from product sales increased sequentially for several quarters beginning with the quarter ended June 30, 1998, the quarter prior to Ethicon's U.S. sales launch of DERMABOND(R) adhesive, through the quarter ended June 30, 1999. This sequential growth has not continued in the quarters subsequent to June 30, 1999, and may not continue over the next several quarters. The Company has reduced certain operating expenses, primarily salary expenses, given this expected decrease in revenues and related earnings. Salaries expense has decreased as the Company has reduced its headcount by approximately fifteen percent. These reductions are not expected to affect new product development.

RESULTS OF OPERATIONS

Total revenues were $2.7 million for the three months ended March 31, 2000, compared to $3.8 million for the three months ended March 31, 1999. The decrease in 2000 product sales was primarily a result of reduced sales of DERMABOND(R) adhesive.

Cost of products sold was $816,000 for the three months ended March 31, 2000 compared to $1.2 million for the same period of 1999. This decrease is primarily related to a reduction in DERMABOND(R) adhesive units sold from the 1999 period as well as reduced manufacturing expenses during 2000. Cost of products sold as a percentage of product sales was 31% for the three months ended March 31, 2000 and March 31, 1999, respectively. Although DERMABOND(R) adhesive unit sales decreased during the period ended March 31, 2000, compared to the same period in 1999, a consistent gross margin percentage for the 2000 period was achieved primarily as a result of the significant reductions in manufacturing expenses and consistent production volumes.

Operating expenses were $2.6 million for the three months ended March 31, 2000, compared to $3.4 million for the three months ended March 31, 1999. The decrease was primarily attributable to decreased outside professional services for research and development, the reduction of personnel and the reduction of general and administrative overhead expenses. Although the Company experienced decreased expenses related to research and development, it expects these expenses will increase in the future as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

Interest expense was $58,000 for the three months ended March 31, 2000, compared to $91,000 for the three months ended March 31, 1999. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

Investment and interest income was $180,000 for the three months ended March 31, 2000, compared to $236,000 for the same period of 1999. This decrease was primarily attributed to interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through March 31, 2000, the Company has raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In May 1999, the term loan principal balance of $2.45 million was refinanced under similar terms of the original agreement for an additional 24 months. In October 1999, the Company secured a $3.0 million line of credit for working capital purposes. As of March 31, 2000, there were no borrowings against the line of credit.

At March 31, 2000, net working capital was approximately $9.2 million versus net working capital of $9.7 million available at December 31, 1999. This decrease was primarily attributable to cash used to fund the Company's operations. At March 31, 2000, the Company's primary working capital consisted of $11.5 million of cash and cash equivalents and investments compared to $12.6 million at December 31, 1999. The Company had $2.8 million in debt and capital lease obligations at March 31, 2000, reflecting a $230,000 decrease over the December 31, 1999 debt and capital lease obligations. These decreases represent monthly principal payments on these obligations.

Net cash provided by investing activities was $671,000 for the three months ended March 31, 2000 compared to $1.7 million for the same period in 1999. During the three months ended March 31, 2000 and March 31,1999 cash was provided by the sale of investments offset by purchases of investments and other assets.

Net cash used by financing activities was $55,000 for the three months ended March 31, 2000 versus net cash provided by financing activities of $20,000 for the same period during 1999. The Company's primary financing activities during the three months ended March 31, 2000 were the repayments of its term loan and capital lease obligations offset by employee stock option exercises. The Company's primary financing activity during the three months ended March 31, 1999 were the proceeds from a more significant number of employee stock options exercised compared to same period during 2000, offset by repayments of its term loan and capital lease obligations.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $11.5 million at March 31, 2000, will be sufficient to finance its capital requirements for 12 months. In October 1999, the Company secured a $3.0 million line of credit for working capital purposes. The Company expects to incur a loss in 2000 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At March 31, 2000, the Company's total portfolio consisted of approximately $11.5 million of investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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


                               CLOSURE MEDICAL CORPORATION



Date: May 15, 2000             By:  \s\ Robert V. Toni
                                  ----------------------------------------
                                  Robert V. Toni
                                  President and Chief Executive Officer



Date: May 15, 2000             By:  \s\ Benny Ward
                                   ---------------------------------------
                                   Benny Ward
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
 27             Financial Data Schedule.