Form 10-Q
period 2000-06-30
CLOSURE MEDICAL CORP
filed 2000-08-14
CIK 1016006

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC

                                   Form 10-Q

(Mark One)

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

                                      or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

       For the transition period from _____________ to ________________

                       Commission File Number:  0-28748
                                                -------

                          CLOSURE MEDICAL CORPORATION
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   56-1959623
        ----------------                            ----------------
         (State or other                            (I.R.S. Employer
          jurisdiction                             Identification No.)
       of incorporation or
          organization)

            5250 Greens Dairy Road, Raleigh, North Carolina 27616
         ------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

                                (919) 876-7800
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes __X__                                                        No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                          Outstanding at August 7, 2000
                   -----                          -----------------------------

   Common Stock, par value $0.01 per share                 13,410,374

                          CLOSURE MEDICAL CORPORATION

                                     INDEX

                                                                                      Page Number
                                                                                      -----------
PART I:    FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets as of June 30, 2000 (unaudited) and
          December 31, 1999.......................................................              3

         Statements of Operations (unaudited) for the three
          months ended June 30, 2000 and 1999 and for the six
          months ended June 30, 2000 and 1999.....................................              4

         Statements of Cash Flows (unaudited) for the six
          months ended June 30, 2000 and 1999.....................................              5

         Notes to Condensed Financial Statements (unaudited)......................              6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................              8

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........             12

PART II:   OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.................             13

     Item 6.  Exhibits and Reports on Form 8-K....................................             13

                         PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CLOSURE MEDICAL CORPORATION
                                BALANCE SHEETS

                     (In thousands, except per share data)

                                                                    JUNE 30,           DECEMBER 31,
                                                                      2000                1999
                                                                      ----                ----
ASSETS                                                            (Unaudited)
Cash and cash equivalents                                         $    204              $    508
Short-term investments                                               8,095                 9,299
Restricted investments                                               1,561                 1,515
Accounts receivable, net                                             1,189                   732
Inventories                                                            693                   591
Prepaid expenses                                                       214                   326
                                                                  --------              --------
   Total current assets                                             11,956                12,971
Restricted investments                                               1,298                 1,292
Furniture, fixtures and equipment, net                               7,058                 7,351
Intangible assets, net                                               1,096                   897
                                                                  --------              --------
   Total assets                                                   $ 21,408              $ 22,511
                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $  1,251              $  1,110
Accrued expenses                                                     1,062                   794
Deferred revenue                                                       206                   443
Capital lease obligations                                              300                   279
Current portion of long-term debt                                      600                   600
                                                                  --------              --------
   Total current liabilities                                         3,419                 3,226
Deferred revenue                                                       505                   505
Capital lease obligations less current portion                         499                   655
Long-term debt less current portion                                  1,187                 1,500
                                                                  --------              --------
   Total liabilities                                                 5,610                 5,886
                                                                  --------              --------

Commitments and Contingencies                                           --                    --

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                --                    --
Common Stock, $.01 par value.  Authorized 35,000 shares;
   issued and outstanding 13,396 and 13,347 shares, respectively       134                   133
Additional paid-in capital                                          47,302                46,940
Accumulated deficit                                                (31,638)              (30,375)
Deferred compensation on stock options                                 --                    (73)
                                                                  --------              --------
   Total stockholders' equity                                       15,798                16,625
                                                                  --------              --------
   Total liabilities and stockholders' equity                     $ 21,408              $ 22,511
                                                                  ========              ========

   The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,     JUNE 30,             JUNE 30,  JUNE 30,
                                                            2000          1999                2000          1999
                                                            ----          ----                ----          ----
Product sales                                            $  3,072       $  4,277            $ 5,738        $ 8,094
Cost of products sold                                         981          1,520              1,797          2,697
                                                         --------       --------            -------        -------
      Gross profit                                          2,091          2,757              3,941          5,397
                                                         --------       --------            -------        -------
Research, development and regulatory affairs expenses       1,600          1,588              3,067          3,450
General and administrative expenses                         1,257          1,270              2,381          2,758
                                                         --------       --------            -------        -------
      Total operating expenses                              2,857          2,858              5,448          6,208
                                                         --------       --------            -------        -------
Income (loss) from operations                                (766)          (101)            (1,507)          (811)
Interest expense                                              (62)           (94)              (120)          (185)
Investment and interest income                                184            210                364            446
                                                         --------       --------            -------        -------
Net income (loss)                                        $   (644)      $     15            $(1,263)       $  (550)
                                                         ========       ========            =======        =======

Shares used in computation of net income (loss)
    per common share:
    Basic                                                  13,380         13,315             13,367         13,309
                                                         ========       ========            =======        =======
    Diluted                                                13,380         13,884             13,367         13,309
                                                         ========       ========            =======        =======

Net income (loss) per common share:

    Basic                                                $  (0.05)      $   0.00            $ (0.09)       $ (0.04)
                                                         ========       ========            =======        =======
    Diluted                                              $  (0.05)      $   0.00            $ (0.09)       $ (0.04)
                                                         ========       ========            =======        =======

  The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                        SIX MONTHS ENDED
                                                                       JUNE 30,    JUNE 30,
                                                                         2000       1999
                                                                         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,263)  $  (550)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense                                      458       458
Amortization of deferred compensation on stock options                      73       152
Net loss on disposals of fixed assets                                       12         3
Change in accounts receivable                                             (457)   (1,555)
Change in inventories                                                     (102)      296
Change in prepaid expenses                                                 112      (145)
Change in accounts payable and accrued expenses                            409      (734)
Change in deferred revenue                                                (237)     (373)
                                                                      --------   -------
Net cash provided (used) by operating activities                          (995)   (2,448)
                                                                      --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment                            (170)   (1,117)
Investment in intangible assets                                           (206)     (181)
Purchases of investments                                                (2,750)   (3,696)
Proceeds from the sale of investments                                    3,902     6,625
                                                                      --------   -------
Net cash provided (used) by investing activities                           776     1,631
                                                                      --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                         (313)     (250)
Net proceeds from exercise of stock options                                363       370
Payments under capital lease obligations                                  (135)     (120)
                                                                      --------   -------
Net cash provided (used) by financing activities                           (85)       --
                                                                      --------   -------
Increase (decrease) in cash and cash equivalents                          (304)     (817)
Cash and cash equivalents at beginning of period                           508       824
                                                                      --------   -------
Cash and cash equivalents at end of period                            $    204   $     7
                                                                      ========   =======

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

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements,"("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 is not expected to have a significant impact on the Company's revenue recognition policies.

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

                          Closure Medical Corporation
                   Condensed Notes to Financial Statements
                                  (Unaudited)

4.  Inventories

Inventories included the following (in thousands):

                                 June 30,  December 31,
                                   2000       1999
                                   ----       ----
Packaging                         $ 220         $ 148
Raw materials                        85            45
Work-in-process                     365           283
Finished goods                       23           115
                                  -----         -----
                                  $ 693         $ 591
                                  =====         =====

5.  Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method and are excluded from the computation if their effect is antidilutive.

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

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements.
These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about the following:

 .  the Company's expectations with respect to increases in operating expenses;

 . expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials;

 . expectations with respect to the development, manufacturing and approval of new products;

 . expectations with respect to incurring additional capital expenditures to expand its manufacturing capabilities;

 . expectations with respect to generating revenue or becoming profitable on a sustained basis;

 . the Company's ability to enter into additional marketing agreements and the ability of its existing marketing partners to successfully commercialize products incorporating the Company's technologies;

 . the sufficiency of the Company's existing cash and cash equivalents and investments to finance its capital requirements for 12 months;

 .  expected losses in 2000 and subsequent years; and

 .  expectations with respect to future capital requirements.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

 .  a decline in the level of demand for the Company's products;

 .  developments by competitors;

 .  the Company's inability to obtain regulatory clearances;

 . general economic conditions and specifically, conditions in the health care industry;

 . the Company's ability to protect its proprietary products, know-how and manufacturing processes;

 .  the Company's inability to obtain adequate supply of raw materials;

 .  the failure to enter into definitive marketing agreements;

 . unanticipated cash requirements to support current operations or research and development; and

 .  the Company's ability to attract and retain key personnel.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

Overview

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million. The Company has also funded its operations through sales of DERMABOND(R) Topical Skin Adhesive ("DERMABOND(R) adhesive") after the product received its CE Mark and U.S. Food and Drug Administration ("FDA") approval in August 1997 and August 1998, respectively.

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

On August 28, 1998, the Company was granted approval from the FDA of its premarket approval application to market DERMABOND(R) adhesive in the United States. DERMABOND(R) adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND(R) adhesive to Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND(R) adhesive to Ethicon to support its launch in European Union countries. DERMABOND(R) adhesive is currently marketed by Ethicon in the U.S. and approximately 34 countries outside the U.S., including Japan.

On July 27, 1999, the Company was awarded its first United States Patent relevant to DERMABOND(R) adhesive. The invention covered in this patent capitalizes on the ability of the Company's adhesive technology to be manipulated in a manner that enhances product performance by controlling the setting time and extending the shelf-life of the material. The award of the patent increases royalty revenue on sales of DERMABOND(R) adhesive in the United States under the supply and distribution agreement with Ethicon.

On September 2, 1999, the Company received clearance from the FDA to market SOOTHE-N-SEAL(TM) canker sore relief in the United States. SOOTHE-N-SEAL(TM) adhesive, which is used to provide relief of pain associated with oral ulcers, is the first such product to be approved by the FDA for the over-the-counter United States consumer market. The Company is currently in discussions for a marketing distribution agreement for SOOTHE-N-SEAL(TM) adhesive.

The Company has developed LIQUIDERM(TM) liquid adhesive bandage for the treatment of minor cuts and abrasions. The results of the preclinical studies, performed in July and August 1999, for the liquid adhesive bandage indicated that the product compared favorably to air-dried wounds and wounds covered with commercial adhesive bandages. As a result of this preclinical study, the Company conducted a definitive multi-center, 162-patient study which was completed in June 2000. In the multi-center study, LIQUIDERM(TM) liquid adhesive bandage was found to: (i) stay on wounds better and longer than traditional adhesive bandages, (ii) seal wounds from dirt and germs, (iii) minimize pain better than adhesive bandages, (iv) stop bleeding of minor cuts and abrasions, and (v) require only one application per treatment. The Company will seek marketing clearance for LIQUIDERM(TM) adhesive through submission of a 510(k) premarket notification which was filed August 1, 2000 with the FDA. The Company is currently in discussions for a marketing distribution agreement for LIQUIDERM(TM) adhesive.

Results of Operations

Product sales were $3.1 million for the three months ended June 30, 2000, compared to $4.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, product sales were $5.7 million compared to $8.1 million for the same period of 1999. The decrease in 2000 product sales was primarily a result of reduced sales of DERMABOND(R) adhesive.

Cost of products sold was $981,000 for the three months ended June 30, 2000 compared to $1.5 million for the same period of 1999. This decrease is primarily related to a reduction in DERMABOND(R) adhesive units sold from the 1999 period as well as reduced manufacturing expenses during 2000. Cost of products sold as a percentage of product sales decreased to 32% for the three months ended June 30, 2000 compared to 36% during the same period of 1999. For the six months ended June 30, 2000, cost of products sold was $1.8 million compared to $2.7 million for the same period of 1999. Cost of products sold as a percentage of product sales decreased to 31% in the six months ended June 30, 2000, compared to 33% during the same period of 1999. Although DERMABOND(R) adhesive unit sales decreased during the three and six month periods ended June 30, 2000, compared to the same periods in 1999, a consistent gross margin percentage for the 2000 period was achieved primarily as a result of the significant reductions in manufacturing expenses and an increase in product yields.

Operating expenses were $2.9 million for the three months ended June 30, 2000 and June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, operating expenses were $5.4 million and $6.2 million, respectively. The decrease was primarily attributable to decreased outside professional services for research and development, the reduction of personnel and the reduction of general and administrative expenses. Although the Company experienced decreased expenses related to research and development, it expects these expenses will increase in the future as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

Interest expense was $62,000 for the three months ended June 30, 2000, compared to $94,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, interest expense was $120,000 and $185,000, respectively. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

Investment and interest income was $184,000 for the three months ended June 30, 2000, compared to $210,000 for the same period of 1999. For the six months ended June 30, 2000 and June 30, 1999, investment and interest income was $364,000 and $446,000, respectively. This decrease was primarily attributed to interest earned from lower average cash and investment balances.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through June 30, 2000, the Company has raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In May 1999, the term loan principal balance of $2.5 million was refinanced under similar terms of the original agreement for an additional 24 months. In May 2000, the Company renewed for a period of one year its $3.0 million line of credit for working capital purposes. As of June 30, 2000, there were no borrowings against the line of credit.

At June 30, 2000, net working capital was approximately $8.5 million versus net working capital of $9.7 million available at December 31, 1999. This decrease was primarily attributable to cash used to fund the Company's operations. At June 30, 2000, the Company's primary working capital consisted of $11.2 million of cash and cash equivalents and investments compared to $12.6 million at December 31, 1999. The Company had $2.6 million in debt and capital lease obligations at June 30, 2000, reflecting a $448,000 decrease over the December 31, 1999 debt and capital lease obligations. These decreases represent monthly principal payments on these obligations.

Net cash provided by investing activities was $776,000 for the six months ended June 30, 2000 compared to $1.6 million for the same period in 1999. During the six months ended June 30, 2000 and June 30,1999, cash was provided by the sale of investments offset by purchases of investments and other assets.

Net cash used by financing activities was $85,000 for the six months ended June 30, 2000. The Company's primary financing activities during the six months ended June 30, 2000 were the repayments of its term loan and capital lease obligations offset by employee stock option exercises. The Company's primary financing activity during the six months ended June 30, 1999 were the proceeds from employee stock option exercises, offset by repayments of its term loan and capital lease obligations.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $11.2 million at June 30, 2000, will be sufficient to finance its capital requirements for 12 months. In May 2000, the Company renewed for a period of one year its $3.0 million line of credit for working capital purposes. The Company expects to incur a loss in 2000 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At June 30, 2000, the Company's total portfolio consisted of approximately $11.2 million of investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

                          PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 13, 2000. At the Meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2003 and until their successors shall have been elected and qualified and received the votes set forth after their names below:


Name of Nominee          For         Withheld
---------------          ---         --------
Dennis C. Carey       12,386,749     323,399
F. William Schmidt    12,386,749     323,399

The terms of office of the following directors continued after the Meeting:
Ronald A. Ahrens, Richard W. Miller, Rolf D. Schmidt, Randy H. Thurman and Robert V. Toni.

Also at the Meeting, the stockholders of the Company approved and adopted an amendment to the Company's Amended and Restated 1996 Equity Compensation Plan (the "Plan") to increase the number of shares authorized for issuance under the Plan and to provide for flexibility in the granting of options to non-employee directors. The results of the voting on such matters were as follows:

   For              Against            Abstentions or Broker Non-Votes
   ---              -------            -------------------------------
9,585,735           783,452                       28,736


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27        Financial Data Schedule.

     (b)  Reports on Form 8-K.
          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLOSURE MEDICAL CORPORATION



Date: August 14, 2000             By: \s\ Robert V. Toni
                                      ------------------------------------------
                                      Robert V. Toni
                                      President and Chief Executive Officer



Date: August 14, 2000             By: \s\ Benny Ward
                                      ------------------------------------------
                                      Benny Ward
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

27                  Financial Data Schedule.