Form 10-Q
period 2000-09-30
CLOSURE MEDICAL CORP
filed 2000-11-14
CIK 1016006

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC

                                   Form 10-Q

(Mark One)

    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------   Exchange Act of 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      or

 ------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _____________ to ________________

                       Commission File Number:  0-28748
                                               ---------

                          CLOSURE MEDICAL CORPORATION
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                 56-1959623
-----------------------                     -------------------
   (State or other                           (I.R.S. Employer
     jurisdiction                           Identification No.)
 of incorporation or
    organization)


   5250 Greens Dairy Road, Raleigh, North Carolina           27616
--------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                (919) 876-7800
                            -----------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            X
     Yes _______  No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 7, 2000
              -----                            -------------------------------

Common Stock, par value $0.01 per share                  13,413,491

                          CLOSURE MEDICAL CORPORATION

                                     INDEX


                                                            Page Number
                                                            -----------

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of September 30, 2000 (unaudited)
          and December 31, 1999...............................   3

         Statements of Operations (unaudited) for the three
          months ended September 30, 2000 and 1999 and for the
          nine months ended September 30, 2000 and 1999.......   4

         Statements of Cash Flows (unaudited) for the nine
          months ended September 30, 2000 and 1999............   5

         Notes to Condensed Financial Statements (unaudited)..   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................   8

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk...........................  12


PART II: OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............  13

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                          CLOSURE MEDICAL CORPORATION
                                BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   2000                   1999
                                                                                   ----                   ----
                                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents                                                  $          180            $        508
Short-term investments                                                              7,919                   9,299
Restricted investments                                                              1,588                   1,515
Accounts receivable, net                                                            1,381                     732
Inventories                                                                           730                     591
Prepaid expenses                                                                      131                     326
                                                                           --------------            ------------
   Total current assets                                                            11,929                  12,971

Restricted investments                                                              1,294                   1,292
Furniture, fixtures and equipment, net                                              6,983                   7,351
Intangible assets, net                                                              1,234                     897
                                                                           --------------            ------------
   Total assets                                                            $       21,440            $     22,511
                                                                           ==============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                           $        1,281            $      1,110
Accrued expenses                                                                    1,366                     794
Deferred revenue                                                                      227                     443
Capital lease obligations                                                             311                     279
Current portion of long-term debt                                                     600                     600
                                                                           --------------            ------------
   Total current liabilities                                                        3,785                   3,226
Deferred revenue                                                                      505                     505
Capital lease obligations less current portion                                        417                     655
Long-term debt less current portion                                                 1,036                   1,500
                                                                           --------------            ------------
   Total liabilities                                                                5,743                   5,886
                                                                           --------------            ------------
Commitments and Contingencies                                                           -                       -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                                -                       -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   issued and outstanding 13,411 and 13,347 shares, respectively                      134                     133
Additional paid-in capital                                                         47,443                  46,940
Accumulated deficit                                                               (31,880)                (30,375)
Deferred compensation on stock options                                                  -                     (73)
                                                                           --------------            ------------
  Total stockholders' equity                                                       15,697                  16,625
                                                                           --------------            ------------
  Total liabilities and stockholders' equity                               $       21,440            $     22,511
                                                                           ==============            ============


                       The accompanying notes are an integral part of these condensed financial statements.

                          CLOSURE MEDICAL CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                      THREE MONTHS ENDED                                NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,             SEPTEMBER 30,           SEPTEMBER 30,
                                                  2000                 1999                      2000                    1999
                                                  ----                 ----                      ----                    ----
Product sales                                    $ 3,565              $ 2,732                   $ 9,302                 $10,826
Cost of products sold                                950                1,093                     2,746                   3,789
                                                 -------              -------                   -------                 -------
      Gross profit                                 2,615                1,639                     6,556                   7,037
                                                 -------              -------                   -------                 -------
Research, development and regulatory affairs
 expenses                                          1,439                1,633                     4,505                   5,083
General and administrative expenses                1,544                1,341                     3,925                   4,099
                                                 -------              -------                   -------                 -------
      Total operating expenses                     2,983                2,974                     8,430                   9,182
                                                 -------              -------                   -------                 -------
Income (loss) from operations                       (368)              (1,335)                   (1,874)                 (2,145)
Interest expense                                     (59)                 (84)                     (180)                   (270)
Investment and interest income                       184                  215                       549                     661
                                                 -------              -------                   -------                 -------
Net income (loss)                                $  (243)             $(1,204)                  $(1,505)                $(1,754)
                                                 =======              =======                   =======                 =======
Shares used in computation of net income (loss)
    per common share:
    Basic                                         13,407               13,333                    13,380                  13,317
                                                 =======              =======                   =======                 =======
    Diluted                                       13,407               13,333                    13,380                  13,317
                                                 =======              =======                   =======                 =======
Net income (loss) per common share:
    Basic                                        $ (0.02)             $ (0.09)                  $ (0.11)                $ (0.13)
                                                 =======              =======                   =======                 =======
    Diluted                                      $ (0.02)             $ (0.09)                  $ (0.11)                $ (0.13)
                                                 =======              =======                   =======                 =======

   The accompanying notes are an integral part of these condensed financial statements.

                          CLOSURE MEDICAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                 2000                1999
                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (1,505)       $  (1,754)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense                               696              705
Amortization of deferred compensation on stock options               73              228
Net loss on disposals of fixed assets                                12              303
Change in accounts receivable                                      (649)              48
Change in inventories                                              (139)             475
Change in prepaid expenses                                          195             (144)
Change in accounts payable and accrued expenses                     743             (965)
Change in deferred revenue                                         (216)            (625)
                                                              ---------        ---------
Net cash provided (used) by operating activities                   (790)          (1,729)
                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment                     (329)          (1,042)
Investment in intangible assets                                    (348)            (258)
Purchases of investments                                         (4,377)          (4,495)
Proceeds from the sale of investments                             5,682            7,700
                                                              ---------        ---------
Net cash provided (used) by investing activities                    628            1,905
                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                  (464)            (400)
Net proceeds from exercise of stock options                         504              538
Payments under capital lease obligations                           (206)            (181)
                                                              ---------        ---------
Net cash provided (used) by financing activities                   (166)             (43)
                                                              ---------        ---------
Increase (decrease) in cash and cash equivalents                   (328)             133
Cash and cash equivalents at beginning of period                    508              824
                                                              ---------        ---------
Cash and cash equivalents at end of period                    $     180        $     957
                                                              =========        =========

                       The accompanying notes are an integral part of these condensed financial statements.

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

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements,"("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Upon adoption of SAB 101 in the fourth quarter of fiscal 2000, the Company estimates that it will record a cumulative adjustment of approximately $2,656,000 related to license and product development revenues received under the 1996 supply and distribution agreement with Ethicon Inc., a subsidiary of Johnson & Johnson. SAB 101 requires that these revenues be recorded as deferred revenue and recognized over the Company's remaining commitment period through the first quarter of 2004.

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

                          CLOSURE MEDICAL CORPORATION
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


4.  Inventories

Inventories consisted of the following (in thousands):

                                      September 30,   December 31,
                                          2000           1999
                                          ----           ----

Packaging                                $ 181           $148
Raw materials                               69             45
Work-in-process                            354            283
Finished goods                             126            115
                                         -----           ----
                                         $ 730           $591
                                         =====           ====

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

On August 28, 1998, the Company was granted approval from the FDA of its premarket approval application to market DERMABOND(R) adhesive in the United States. DERMABOND(R) adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND(R) adhesive to Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND(R) adhesive to Ethicon to support its launch in European Union countries. DERMABOND(R) adhesive is currently marketed by Ethicon in the U.S. and approximately 35 countries outside the U.S., including Japan.

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

RESULTS OF OPERATIONS

Product sales were $3.6 million for the three months ended September 30, 2000, compared to $2.7 million for the three months ended September 30, 1999. The increase in third quarter revenues was primarily a result of increased sales of DERMABOND(R) adhesive. For the nine months ended September 30, 2000, product sales were $9.3 million compared to $10.8 million for the same period of 1999. The decrease in revenues from the 1999 period reflects pipeline fill for an operating room launch during the first half of 1999 of DERMABOND(R) adhesive by Ethicon.

Cost of products sold was $950,000 for the three months ended September 30, 2000 compared to $1.1 million for the same period of 1999. Cost of products sold as a percentage of product sales decreased to 27% for the three months ended September 30, 2000 compared to 40% during the same period of 1999. This decrease is primarily related to a reduction in manufacturing expenses, increased product yields and increased plant utilization. For the nine months ended September 30, 2000, cost of products sold was $2.7 million compared to $3.8 million for the same period of 1999. Cost of products sold as a percentage of product sales decreased to 30% in the nine months ended September 30, 2000, compared to 35% during the same period of 1999. Although DERMABOND(R) adhesive unit sales decreased during the nine month period ended September 30, 2000, compared to the same period in 1999, an increased gross margin percentage for the 2000 period was achieved primarily as a result of significant reductions in manufacturing expenses and an increase in product yields.

Operating expenses were $3.0 million for the three months ended September 30, 2000 and September 30, 1999. Although operating expenses remained constant from quarter to quarter, research, development and regulatory affairs expenses decreased by $194,000 whereas general and administrative expenses increased by $203,000. The decrease in research, development and regulatory affairs was primarily attributable to less clinical trial expenses and outside professional services during the 1999 period as opposed to an increase in general and administrative expenses which was due to non-recurring professional services during the 2000 period. For the nine months ended September 30, 2000 and September 30, 1999, operating expenses were $8.4 million and $9.2 million, respectively. The decrease was primarily attributable to a decline in outside professional services for research and development and the reduction of personnel.

Although the Company experienced decreased expenses related to research and development, it expects these expenses will increase in the future as the Company expands its pipeline and related development efforts and clinical trials for potential new products.

Interest expense was $59,000 for the three months ended September 30, 2000, compared to $84,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, interest expense was $180,000 and $270,000, respectively. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

Investment and interest income was $184,000 for the three months ended September 30, 2000, compared to $215,000 for the same period of 1999. For the nine months ended September 30, 2000 and September 30, 1999, investment and interest income was $549,000 and $661,000, respectively. This decrease was primarily attributed to interest earned from lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through September 30, 2000, the Company has raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In May 1999, the term loan principal balance of $2.5 million was refinanced under similar terms of the original agreement for an additional 24 months. In May 2000, the Company renewed for a period of one year its $3.0 million line of credit for working capital purposes. As of September 30, 2000, there were no borrowings against the line of credit.

At September 30, 2000, net working capital was approximately $8.1 million versus net working capital of $9.7 million available at December 31, 1999. This decrease was primarily attributable to cash and cash equivalents used to fund the Company's operations as well as cash used for the repayments of its term loan and capital lease obligations. At September 30, 2000, the Company's cash and cash equivalents and investments were $11.0 million compared to $12.6 million at December 31, 1999. The Company had $2.4 million in debt and capital lease obligations at September 30, 2000, reflecting a $670,000 decrease over the December 31, 1999 debt and capital lease obligations. These decreases represent monthly principal payments on these obligations.

Net cash provided by investing activities was $628,000 for the nine months ended September 30, 2000 compared to $1.9 million for the same period in 1999. During the nine months ended September 30, 2000 and September 30, 1999, cash was provided by the sale of investments offset by purchases of investments and other long-term assets.

Net cash used by financing activities was $166,000 and $43,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company's primary financing activities during the nine months ended September 30, 2000 and September 30, 1999 were the repayments of its term loan and capital lease obligations offset by employee stock option exercises.

The Company believes that existing cash and cash equivalents and investments, which totaled approximately $11.0 million at September 30, 2000, will be sufficient to finance its capital requirements for 12 months. In May 2000, the Company renewed for a period of one year its $3.0 million line of credit for working capital purposes. The Company expects to incur a loss in 2000 and may incur losses in subsequent years, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At September 30, 2000, the Company's total portfolio consisted of approximately $11.0 million of investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

                           PART II-OTHER INFORMATION


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


                                        CLOSURE MEDICAL CORPORATION



Date: November 14, 2000                 By: /s/ ROBERT V. TONI
                                           -----------------------------------
                                           Robert V. Toni
                                           President and Chief Executive Officer



Date: November 14, 2000                 By: /s/ BENNY WARD
                                            -----------------------------
                                            Benny Ward
                                            Vice President and Chief Financial
                                             Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER  DESCRIPTION
------  -----------

  27    Financial Data Schedule.