Form 10-K
period 2000-12-31
CLOSURE MEDICAL CORP
filed 2001-04-02
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

                         Commission file number 0-28748
                                                -------

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

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

As of March 26, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $111,257,548. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 26, 2001, there were 13,445,909 shares of the registrant's Common Stock outstanding.

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART I................................................................................................................1
- ------
   ITEM 1.     BUSINESS...............................................................................................1
   ITEM 2.     PROPERTIES............................................................................................14
   ITEM 3.     LEGAL PROCEEDINGS.....................................................................................14
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................14
PART II..............................................................................................................15
- -------
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...................................................................................15
   ITEM 6.     SELECTED FINANCIAL DATA...............................................................................16
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.............................................................................18
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............................................22
   ITEM 8.     FINANCIAL STATEMENTS..................................................................................22
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES.............................................................................22
PART III.............................................................................................................23
- --------
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................23
   ITEM 11.    EXECUTIVE COMPENSATION................................................................................23
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................23
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................23
PART IV..............................................................................................................24
- -------
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................24


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

         DERMABOND(R) Topical Skin Adhesive is a registered trademark of Ethicon, Inc.; SOOTHE-N-SEAL(TM) canker sore relief is a licensed trademark of Colgate Oral Pharmaceuticals, Inc.; LIQUIDERM(TM) liquid adhesive bandage is a trademark of Closure Medical Corporation; and NEXABAND(R) adhesive is a registered trademark of Closure Medical Corporation.

                                     PART I
                                     ------

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

         Continuing Operating Losses. The Company has incurred net losses in each year since its inception, including net losses of approximately $3.6 million for the year ended December 31, 2000. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials and general and administrative expenses. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company's ability to generate significant revenue and become profitable is dependent in large part on its success in commercializing the Company's lead product, DERMABOND(R) Topical Skin Adhesive ("DERMABOND(R) adhesive"), commercializing its line of over-the-counter ("OTC") products including SOOTHE-N-SEAL(TM) canker sore relief ("SOOTHE-N-SEAL(TM) adhesive") and LIQUIDERM(TM) liquid adhesive bandage ("LIQUIDERM(TM) adhesive"), expanding its manufacturing capacity, obtaining regulatory approvals or clearances for its products, developing and marketing new products, entering into additional marketing agreements where appropriate and the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the Company will generate significant revenue or become profitable on a sustained basis, if at all. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Early Commercialization; Dependence on New Products and Technologies; Uncertainty of Market Acceptance. The Company is in the early stage of product commercialization and has derived only limited revenues from sales of certain products to its marketing partners. The Company received premarket approval ("PMA") from the U.S. Food and Drug Administration ("FDA") to market DERMABOND(R) adhesive in the United States in August 1998. The Company was granted 510(k) premarket notification ("510(k)") for SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive in September 1999 and January 2001, respectively. The Company believes that its long-term viability and growth will depend in large part on sales of DERMABOND(R) adhesive, SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive, and receiving regulatory clearances or approvals for and the successful commercialization of any new products resulting from its research and development activities. The Company has several additional potential products in development that may require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization. There can be no assurance that the Company's development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all. The successful development and market acceptance of the Company's proposed products are subject to inherent developmental risks, including ineffectiveness or lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost and preclusion or obsolescence resulting from third parties' proprietary rights or superior or equivalent products, as well as general economic conditions affecting purchasing patterns.

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

         Manufacturing Experience. The Company's future success is dependent on its ability to manufacture its products in commercial quantities, in compliance with regulatory requirements, at an acceptable cost and with sufficient shelf-life. The Company currently manufactures all of its products in its 50,000 square foot facility in Raleigh, North Carolina. Production of increased quantities may involve technical challenges for the Company and will require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that the Company will be able to achieve sufficient manufacturing capabilities to enable it to satisfy demand or to manufacture its products in a cost-effective manner or in quantities necessary to allow the Company to achieve profitability. If the Company is unable to manufacture sufficiently to meet the requirements for DERMABOND(R) adhesive of Ethicon, Inc. ("Ethicon"), a division of Johnson & Johnson and the Company's marketing partner for DERMABOND(R) adhesive, as set forth under their agreement, Ethicon may itself then manufacture DERMABOND(R) adhesive and pay the Company royalties on sales. The resulting loss of payments from Ethicon for the purchase of DERMABOND(R) adhesive from the Company would have a material adverse effect on the Company's results of operations and financial condition.

         In addition, the manufacture of the Company's products will be subject to periodic inspection by regulatory authorities and certain marketing partners, and the Company's manufacture of its products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the current good manufacturing practices ("GMPs"), as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that the Company will continue to satisfy these requirements for DERMABOND(R) adhesive, SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or any delay in attaining compliance may adversely affect the Company's manufacturing activities and could result in, among other things, FDA refusal to grant premarket approvals or clearances for pending or future products, warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of the Company's manufacturing facilities and processes may subject the Company to further FDA inspections and review prior to implementation of such modifications. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances would have a material adverse effect on the Company's results of operations and financial condition. See "--Effects of FDA and Other Government Regulation," "Marketing Agreements" and "Manufacturing."

         Dependence on Marketing Partners. The Company has no experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its products has included entering into agreements with other companies to market current and certain future products incorporating the Company's technology. The Company derived all of its fiscal 2000 revenues from the sale of products to its marketing partners. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company. The Company may establish a sales force to market certain future products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all.

         The Company is dependent on product sales revenues for its nonabsorbable products upon the success of the Company's marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by the Company's marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. There can be no assurance that products will be launched in the manner and on the timetable expected by the Company as such determinations are entirely within the control of the Company's marketing partners. Certain agreements also permit the marketing partners to pursue existing or alternative technologies in preference to the Company's technology. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop, independently or with third parties, products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products or may not market such products at all. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Marketing Agreements."

         Dependence on Sole Source Supplier. The Company currently purchases cyanoacetate, the primary raw material used in manufacturing the Company's products, from a single qualified source. There can be no assurance that the Company will be able to obtain adequate commercial quantities of cyanoacetate to manufacture its products within a reasonable period of time or at commercially reasonable rates. Lack of adequate commercial quantities or inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time or any interruptions in supply in the future could have a material adverse effect on the Company's ability to manufacture its products, including DERMABOND(R) adhesive, and, consequently, could have a material adverse effect on the Company's results of operations and financial condition. See "--Dependence on Marketing Partners," "Marketing Agreements" and "Manufacturing."

         Dependence on Patents, Trade Secrets and Proprietary Rights. The Company's success depends in large part on whether it can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has 19 issued U.S. patents with expiration dates ranging from 2004 to 2019 and three issued foreign patents with expiration dates ranging from 2014 to 2017. The Company has filed applications for 32 additional U.S. patents in addition to certain corresponding patent applications outside the United States. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's results of operations and financial condition.

         The commercial success of the Company also will depend, in part, on its ability to avoid infringing patents issued to others. If the Company was determined to be infringing any third party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license for any technology that it may require to commercialize its products could have a material adverse effect on the Company's results of operations and financial condition.

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

         Effects of FDA and Other Government Regulation. The Company's medical tissue adhesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, prior to their sale. In order to obtain such clearances or approvals, medical tissue adhesives must be shown to be efficacious and safe for use in humans. The Company's current and future medical tissue adhesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"). The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and PMA requirements and GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting.

         The regulatory process is lengthy, expensive and uncertain. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain FDA clearance or approval through either the 510(k) process or the lengthier PMA process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. The 510(k) and PMA processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate clearance or approval. It is expected that some of the Company's future products under development will be subject to the lengthier PMA process. There can be no assurance that the Company will obtain the necessary clearances or approvals to market its products. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

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

         Potential Adverse Effect of Competition and Technological Change. The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, DERMABOND(R) adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson, the world leader in the wound closure market. The Company also competes with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND(R) adhesive competes, none of which are approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco International Ltd. is marketing a similar adhesive, Indermil(TM), in several countries outside of the United States. Loctite Corporation, the manufacturer of Indermil(TM) adhesive, received an Investigational Device Exemption ("IDE") from the FDA and Tyco International Ltd. has conducted clinical studies in the United States for this product. MedLogic Global Corporation markets LiquiBand(R) adhesive, primarily in the United Kingdom, and has filed an IDE in the United States. Any future products of the Company may compete with a variety of wound closure products currently on the market or in development. Many of the Company's competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products.

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

         Effects of International Sales. The Company and its marketing partners intend to market the Company's current and future products outside the United States as well as domestically. A number of risks are inherent in international transactions. In order for the Company to market its products in Europe, Australia, Canada and certain other foreign jurisdictions, the Company must obtain required market authorizations and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for authorizations to market, may differ from the FDA regulatory scheme. There can be no assurance that the Company will obtain market authorizations in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign market authorizations. Delays in receipt of authorizations to market the Company's products in foreign countries, failure to receive such authorizations or the future loss of previously received authorizations could have a material adverse effect on the Company's results of operations and financial condition. International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs. The Company's international sales and related royalties of DERMABOND(R) adhesive are based on sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any foreign market. See "Marketing Agreements" and "Government Regulations."

         Future Capital Needs and Uncertainty of Additional Financing. The Company has expended and expects to continue to expend substantial funds to complete the research, development and clinical testing of its existing products and future products in development and to establish commercial scale manufacturing facilities. The Company believes that existing cash and cash equivalents and investments, which totaled $11.8 million as of December 31, 2000, will be sufficient to finance its capital requirements for at least 12 months. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. The Company currently has a line of credit for working capital purposes, equipment financing and a term loan. The Company currently has no commitments for any additional financing, and there can be no assurance that adequate funds for the Company's operations from the Company's revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, and could have a material adverse effect on the Company's results of operations and financial condition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Business Overview

         Closure develops, manufactures and commercializes medical tissue adhesive products for the professional and OTC markets based on its proprietary medical grade cyanoacrylate technology. The Company, to date, has commercialized nonabsorbable products that are used topically, however research efforts also include the development of absorbable formulations for internal use.

         The Company's medical tissue adhesives can be used professionally to close and seal wounds and incisions rapidly and stop leakage of blood and other body fluids from injured tissue. Closure's medical tissue adhesive products align and seal injured tissue without the trauma caused by suturing or stapling and allow natural healing to proceed. In addition, Closure believes that its medical tissue adhesive products result in lower overall procedure costs and are easier and quicker to use than sutures or staples. The Company's lead product, DERMABOND(R) adhesive, is a nonabsorbable tissue adhesive that can be used to replace sutures and staples for certain topical wound closure applications. In 1998, the Company received its PMA from the FDA to market DERMABOND(R) adhesive in the United States and the Company's marketing partner, Ethicon, launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND(R) adhesive since late 1997 and is currently marketing DERMABOND(R) adhesive in approximately 34 countries outside the United States, including Japan.

         SOOTHE-N-SEAL(TM) adhesive can be used as a protective barrier for the treatment of canker sores and oral ulcers. In 1999, the Company was granted FDA clearance to market its SOOTHE-N-SEAL(TM) adhesive, which was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. The Company signed an exclusive worldwide supply, distribution and development rights agreement with Colgate Oral Pharmaceuticals, Inc. ("Colgate"), a subsidiary of Colgate-Palmolive Company, in December 2000. The Company anticipates that SOOTHE-N-SEAL(TM) adhesive's product launch to professionals and consumers will occur in the first half of 2001.

         LIQUIDERM(TM) adhesive can be used to replace adhesive bandages and is used for the treatment of minor cuts, scrapes, burns and minor irritations of the skin and helps protect them from infection. LIQUIDERM(TM) adhesive is painted on the wound, sealing it from dirt and germs, creating a healing environment, which allows natural healing to take place. As the wound heals, the adhesive sloughs off naturally. On January 29, 2001, the Company was granted FDA clearance to market LIQUIDERM(TM) adhesive, which was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer bandage market. The Company is currently in negotiations with a potential marketing partner and expects to sign an agreement by mid-year 2001 for the supply, distribution and development rights to LIQUIDERM(TM) adhesive.

         The Company also has a nonabsorbable product line for veterinary uses. NEXABAND(R) adhesives are a product line of two topical tissue adhesives marketed by Farnam Companies, Inc. ("Farnam") and used in veterinary wound closure and management.

         The Company is currently developing additional nonabsorbable tissue adhesive products, as well as absorbable tissue adhesive products for use inside the body. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

Technology Overview

         Closure's medical tissue adhesive products are based on its proprietary medical grade cyanoacrylate technology. Cyanoacrylates are a family of liquid monomers that react under a variety of conditions to form polymer films with strong adhesive properties. Industrial adhesives based on cyanoacrylates were first introduced in 1958 and are widely used in the aerospace and automotive industries, as well as in consumer products such as super glue. Closure's technology enables it to develop nonabsorbable formulations for topical use and may enable it to develop absorbable formulations for internal use. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then slough off naturally as new skin cells are produced and the wound bed heals. Absorbable formulations may be used to close or seal internal wounds and degrade, in a predictable, biocompatible manner, into components that are eliminated from the body naturally.

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

         Closure has developed applicator and packaging technology to deliver DERMABOND(R) adhesive and other products to wound sites in order to enhance the utility of its products. The current DERMABOND(R) adhesive applicator contains a catalyst that controls the rate of polymerization and allows the adhesive film to be applied in multiple layers, which enhances bond strength.

         During the years ended December 31, 1998, 1999 and 2000 the Company spent $4,241,000, $4,169,000 and $3,737,000, respectively, on research and development activities.

Products

         The Company's medical tissue adhesive products are an alternative to the traditional method of closing topical wounds and incisions. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound, may cause leakage or additional scarring at the small puncture sites, require anesthetics, are time-consuming to apply, and generally require return patient visits and physician time to remove the sutures or staples. Medical tissue adhesives may be applied quickly, may not require anesthetics, do not induce trauma to surrounding tissues and may not require return visits to the physician for removal.

         DERMABOND(R) adhesive

         The Company's lead product, DERMABOND(R) adhesive, is a topical tissue adhesive used to close wounds from skin lacerations and incisions, minimally invasive surgery and plastic surgery. DERMABOND(R) adhesive is used as a replacement for topical sutures or staples or in conjunction with subcuticular sutures or staples. DERMABOND(R) adhesive is intended to be used topically for wound closure on low skin tension areas of the body and is not intended for use on higher skin tension areas such as the hands, feet or across joints. Although the purchase cost of DERMABOND(R) adhesive is expected to be greater than sutures or staples, the Company believes that the use of DERMABOND(R) adhesive results in lower overall materials and procedure costs because of reduced treatment time, elimination of the need for anesthetics, simplification of post-closure wound care and elimination of suture or staple removal. The DERMABOND(R) adhesive clinical trial demonstrated the product to be at least equivalent to topical nonabsorbable U.S.P. size 5.0 or smaller diameter sutures, staples or adhesive strips/tapes in wound closure, wound healing, cosmetic outcome and infection rate, and also demonstrated that the use of DERMABOND(R) adhesive substantially reduced procedure time and inflammation.

         In March 1996, the Company entered into an exclusive worldwide agreement with Ethicon, a subsidiary of Johnson & Johnson and the world leader in wound closure products, to market and distribute DERMABOND(R) adhesive. On August 28, 1998, the Company received premarket approval to market DERMABOND(R) adhesive in the United States and Ethicon launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND(R) adhesive since late 1997 and is currently marketing DERMABOND(R) adhesive in approximately 34 countries outside the United States, including Japan.

         SOOTHE-N-SEAL(TM) adhesive

         In 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL(TM) adhesive, which is the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In a 155-patient multi-center clinical trial, SOOTHE-N-SEAL(TM) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers as well as providing a protective barrier that shields the ulcer from irritation due to eating and drinking. SOOTHE-N-SEAL(TM) adhesive utilizes the same proprietary technology as the Company's professional product, DERMABOND(R) adhesive. In December 2000, the Company entered into an agreement providing Colgate with exclusive worldwide supply, distribution and development rights to the Company's SOOTHE-N-SEAL(TM) adhesive technology. The Company anticipates that SOOTHE-N-SEAL(TM) adhesive's product launch to professionals and consumers will occur in the first half of 2001.

         LIQUIDERM(TM) adhesive

         On January 29, 2001, the Company received FDA clearance to market LIQUIDERM(TM) adhesive, which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. The approval is based in part on the findings of a multi-center, 162-patient clinical trial which demonstrated the effectiveness of Closure's proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trial it was found that LIQUIDERM(TM) adhesive speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. The Company is currently in negotiations with a potential marketing partner and expects to sign an agreement by mid-year 2001 for the supply, distribution and development rights to LIQUIDERM(TM) adhesive.

         NEXABAND(R) adhesives

         The Company has two topical tissue adhesive products sold under the NEXABAND(R) trade name and used in veterinary wound closure and management procedures. The NEXABAND(R) adhesives are distributed by Farnam to veterinary professionals.

         Products in Development

         The Company is currently developing additional nonabsorbable and absorbable tissue adhesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization. See "Government Regulations."

Nonabsorbable

         The Company is currently developing a liquid occlusive dressing targeted to treat partial thickness wounds such as skin tears and pressure, diabetic and venous ulcers. The transparent formulation permits wound assessment and is being developed to adhere directly to the wound bed tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin and provide a barrier to infection. The Company has completed necessary animal research and is in the early phase of human pilot clinical studies.

         In February 2001, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with Walter Reed Army Medical Center ("WRAMC") and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema ("Endobronchial LVR"). Currently, surgeons perform lung volume reduction surgery ("LVRS") through open chest surgery which involves removing the diseased lung and allowing healthier lung tissue to expand into the vacated space. The Company is developing a unique and proprietary medical adhesive to be used in the Endobronchial LVR to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and make room for healthier lung tissue to expand. In a recently completed feasibility study at WRAMC, the adhesive was placed in the lungs of 10 goats using a bronchoscope and a small catheter. All 10 goats achieved lung volume reduction. The next phase of animal research will focus on optimizing the Endobronchial LVR procedure prior to entering human clinical trials.

Absorbable

         In 1998, Closure established its Internal Adhesives Division ("IAD"), which has dedicated scientists with extensive device development experience and a separate research and development facility, in order to develop its absorbable/degradable adhesive products. The IAD has created several biocompatible cyanoacrylate formulations that have potential to be used for internal tissue bonding applications. The IAD is currently performing synthesis, formulation design, development of analytical methods and in-vitro testing in order to establish the characteristics of the unique biocompatible cyanoacrylate formulations. Through collaborations with leading research institutions, the formulations are being evaluated using in-vivo models to assess potential surgical use in a broad range of soft and hard tissue applications. Any future absorbable products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

Marketing Agreements

         The Company has no sales force and its strategy for its current products has been to utilize marketing partners to sell and distribute its products. The Company is dependent on its marketing partners to market and distribute these products. See "Risk Factors--Dependence on Marketing Partners."

ETHICON

         In 1996, the Company entered into a renewable, eight-year supply and distribution agreement with Ethicon, a subsidiary of Johnson & Johnson, providing exclusive worldwide rights to market, distribute and sell DERMABOND(R) adhesive, the Company's lead nonabsorbable product. The agreement requires Ethicon to make minimum purchases that escalate annually and requires Ethicon to pay royalties based upon net sales. At the end of the eight-year term, Ethicon may renew the agreement for additional one-year periods. The agreement is terminable upon specified events, including (i) material breach by either party and (ii) insolvency of either party. Upon certain events of default by the Company, including failure to provide an adequate supply of product, Ethicon may terminate its arrangement to purchase DERMABOND(R) adhesive from the Company, and Ethicon may itself then manufacture DERMABOND(R) adhesive and pay the Company royalties based on sales. See "Risk Factors--Dependence on Marketing Partners," "Risk Factors--Manufacturing Experience," "Products--DERMABOND(R) adhesive" and "Manufacturing."

COLGATE

         In December 2000, the Company entered into an exclusive seven-year worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL(TM) adhesive with Colgate. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed for additional periods. The agreement is terminable upon specified events including (i) material breach by either party, (ii) challenges made by Colgate to the Company's patents covering medical devices and (iii) reasonable concerns about the safety of the device. In addition, the agreement allows for the joint collaboration of line extension development activities. The Company anticipates that SOOTHE-N-SEAL(TM) adhesive's product launch to professionals and consumers will occur in the first half of 2001. See "Risk Factors--Dependence on Marketing Partners," "Risk Factors--Manufacturing Experience," "Products--SOOTHE-N-SEAL(TM) adhesive" and "Manufacturing."

FARNAM

         In February 2000, the Company entered into a new three-year licensing and distribution agreement with Farnam. This agreement provides Farnam exclusive rights to market, sell and distribute the Company's veterinary products in the United States and Canada. The agreement is renewable for successive one-year terms upon mutual consent of the parties. However, the agreement may be terminated upon specified events including (i) either party gives the other party 270 days written notice of its intent to terminate with or without cause and (ii) material breach by either party. See "Risk Factors--Dependence on Marketing Partners," "Risk Factors--Manufacturing Experience," "Products--Nexaband(R) adhesives" and "Manufacturing."

Patents, Trade Secrets and Proprietary Rights

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has 19 issued U.S. patents with expiration dates ranging from 2004 to 2019 and three issued foreign patents with expiration dates ranging from 2014 to

2017, and has filed applications for 32 additional U.S. patents in addition to certain patent applications outside the United States. The issued U.S. patents relate to the Company's tissue adhesive formulations and delivery technology. The pending U.S. patent applications relate to the Company's products and processes.

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

         FDA Regulation

         Most medical devices, including the Company's medical tissue adhesives for humans, are subject to stringent government regulation in the United States by the FDA under the FDC Act, and, in many instances, by foreign and state governments. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and approval requirements and GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting. The regulatory process is lengthy, expensive and uncertain. Securing FDA approvals and clearances may require the submission of extensive preclinical and clinical data and supporting information to the FDA. Failure to comply with applicable requirements can result in refusal to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

         Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier PMA process. A 510(k) premarket notification will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA may request extensive data, including clinical trials of the device's safety and effectiveness, before a substantial equivalence determination can be made. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance. A PMA application must be filed if a product is found to be not substantially equivalent to a legally marketed Class I or II device or if it is a Class III device for which the FDA has called for PMAs. DERMABOND(R) adhesive, SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive are Class III, II and I medical devices, respectively. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Before initiating human clinical trials, the manufacturer often must first obtain an IDE for the proposed medical device. Prior to granting a PMA, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMPs and the FDA must approve final labeling. Approval of a PMA could take two or more years from the date of submission of the application or petition. The PMA process can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

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

         In 1998, DERMABOND(R) adhesive received PMA approval. SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive received 510(k) clearance on September 2, 1999 and January 29, 2001, respectively. DERMABOND(R) adhesive,
SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive are subject to GMP, postmarket reporting and other FDA requirements. See "Risk
Factors--Manufacturing Experience" and "Risk Factors--Effects of FDA and Other Government Regulation."

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

         Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive ("MDD"). As of June 14, 1998, compliance with the MDD requires that manufacturers of devices covered by the MDD must obtain the right to display the CE mark, which allows the device to be marketed, put into service and circulated freely within the European Union. The Company received authorization to display the CE mark in the European Union for DERMABOND(R) adhesive and other topical and ophthalmic tissue adhesive applications in August 1997. The Company plans to pursue the right to display the CE mark on future products for human use that the Company may develop. There can be no assurance that the Company will be successful in obtaining the right to display the CE mark on any additional medical devices. Failure to obtain the right to display the CE mark on its medical devices could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors--Effects of FDA and Other Government Regulation."

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

         Since 1998, the Company has been manufacturing its products in a 50,000 square foot facility in Raleigh, North Carolina. This facility integrates production, bottling, labeling and packaging capabilities for products currently being marketed. The Company believes that this facility will be sufficient to meet Ethicon's worldwide market demand for DERMABOND(R) adhesive and other products. See "Item 2--Properties."

         The Company is implementing a multiphase plan for additional expansion of its manufacturing capabilities. Part of this expansion is the integration of all the operations associated with the filling and packaging of DERMABOND(R) adhesive, which currently are completed by outside providers. Such expansion and scale-up is expected to occur over the next three years and will provide for sufficient capacity for all current products, including DERMABOND(R) adhesive, as well as various new products. See "Risk Factors--Manufacturing Experience" and "Marketing Agreements."

         In 1997, in connection with the Company's application for its CE mark to market DERMABOND(R) adhesive in the European Union, the Company was registered by its notified body, British Standards Institution ("BSI"), to certify that the Company's quality management system complies with the requirements of the ISO 9002 international quality assurance standard issued by the International Organization of Standardization of Geneva, Switzerland. In 1998, BSI expanded the scope of the Company's quality system certification to include compliance with ISO 9001, a comprehensive international standard for manufacturing and servicing firms for quality assurance in design, development, production, installation and servicing.

         The Company presently purchases cyanoacetate, the primary raw material used in the manufacture of the Company's medical adhesives, from one source. The Company has the capability of manufacturing cyanoacetate if necessary, and cyanoacetate may be available from a second supplier. The Company would be required to qualify the quality assurance systems of an additional supplier prior to its use as a source of supply. The other raw materials used in manufacturing and packaging the Company's products are readily available from multiple sources, as is its process control equipment. See "Risk Factors--Dependence on Sole Source Supplier."

         The Company hires filling and packaging employees as needed on a temporary basis, and the Company expects that a portion of the Company's future packaging requirements will be completed by outside providers.

Competition and Technological Change

         The Company competes with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing its technology and products, including medical device, pharmaceutical and biopharmaceutical companies. In the worldwide wound closure market, DERMABOND(R) adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson, the world leader in the wound closure market. The Company also competes with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND(R) adhesive competes, none of which are approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco International Ltd. is marketing a similar adhesive, Indermil(TM), in several countries outside of the United States. Loctite Corporation, the manufacturer of Indermil(TM) adhesive, received an IDE from the FDA and Tyco International Ltd. has conducted clinical studies in the United States for this product. MedLogic Global Corporation markets LiquiBand(R) adhesive, primarily in the United Kingdom, and has filed an IDE in the United States. See "Risk Factors--Potential Adverse Effect of Competition and Technological Change."

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

Employees

         As of March 26, 2001, the Company had 80 full-time employees, of whom 62 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 18 were dedicated to administrative activities. Eighteen members of the Company's research and development and regulatory affairs staff have doctoral or advanced degrees. The Company intends to recruit additional personnel in connection with the research, development and manufacturing of its products. None of the Company's employees are represented by a union, and the Company believes relationships with its employees are good.

Executive Officers of the Company

         The table below sets forth the names, ages and positions of the persons who are the executive officers of the Company as of March 26, 2001.

Name                            Age      Position
Robert V. Toni                  60       President and Chief Executive Officer and Director
Joe B. Barefoot                 50       Vice President of Regulatory Affairs and Quality Assurance
Dennis D. Burns                 55       Vice President/General Manager, Internal Adhesives Division
Jeffrey G. Clark                47       Vice President of Research and Development
William M. Cotter               50       Vice President of Manufacturing and Operations
Anthony J. Sherbondy            47       Vice President of New Business Generation
Benny Ward                      37       Vice President of Finance and Chief Financial Officer

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

         Dennis D. Burns has served as Vice President/General Manager of the Company's Internal Adhesives Division since February 1998. From 1994 to 1997, Mr. Burns was a principal and founder of The Delta Group, a healthcare consulting firm, through which he functioned as the first President of EpiGenesis Pharmaceuticals. From 1992 to 1994, he was President and Chief Executive Officer of Macronex, Inc., an immunotherapy company. From 1979 to 1992, Mr. Burns held various executive positions in pharmaceutical and consumer product development at Johnson & Johnson, most recently from 1988 to 1992 as Vice President, Business Development of Ortho Biotech, Inc. Mr. Burns holds a B.S. degree in Biology from Manhattan College. Mr. Burns is currently Vice President of the North Carolina Biosciences Industry Organization.

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

         Anthony J. Sherbondy has served as Vice President of New Business Generation of the Company since January 1998. Prior to that time, Mr. Sherbondy served as Director of Marketing of the Company from October 1996. From 1995 to 1996, he was the principal executive and founder of MedNet Market Research, LLC, a healthcare market research company. From 1992 to 1995, Mr. Sherbondy served as Director of Sales and Marketing Operations for Connaught Laboratories, Inc., a Rhone-Poulenc company. From 1983 to 1992, he held various positions at IOLAB Corporation, a Johnson & Johnson company. Mr. Sherbondy holds a B.A. degree from California State University Long Beach and an M.B.A. from The Claremont Graduate School.

         Benny Ward has served as Vice President of Finance and Chief Financial Officer of the Company since April 2000. From 1996 until 2000, Mr. Ward served as the Company's Controller. From 1993 to 1996, Mr. Ward served as a Senior Accountant with Price Waterhouse LLP in Raleigh, North Carolina. From 1990 to 1993, he worked for Alcatel Network Systems, N. A. Mr. Ward holds bachelor degrees in Accounting and Political Science from East Carolina University and is a certified public accountant.

ITEM 2.  PROPERTIES.

         In 1997, the Company entered into a ten-year lease for approximately 50,000 square feet of office, laboratory and manufacturing space in Raleigh, North Carolina for, among other things, the corporate headquarters of the Company and the expansion of manufacturing capacity. The term of this lease expires in July 2007, subject to a five-year extension at the Company's election. During 1998, the Company relocated its corporate offices and manufacturing operations to this new facility. The Company's manufacturing operations in the new facility were validated and became fully operational in the third quarter of 1998. The Company also leases a 5,800 square foot facility in Raleigh in which the Company's Internal Adhesives Division conducts its research and development activities and other operations. The term of this lease extends through March 2004.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CLSR." The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 1999 and 2000.


                                                                     High              Low
                                                                     ----              ---


1999
   First Quarter....................................................$47.50           $27.81
   Second Quarter....................................................38.13            24.81
   Third Quarter.....................................................29.81            11.88
   Fourth Quarter....................................................17.63            11.50


2000

   First Quarter....................................................$26.25           $13.25
   Second Quarter....................................................24.13            15.38
   Third Quarter.....................................................25.19            18.75
   Fourth Quarter....................................................36.63            20.63

         As of March 26, 2001, there were approximately 254 holders of record of the Company's Common Stock. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below for each year in the five year period ended December 31, 2000 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheets as of December 31, 1999 and 2000 and the related statements of operations and of cash flows for the years ended December 31, 1998, 1999 and 2000 and notes thereto appear elsewhere in this Annual Report. This data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.

                                                                                 Years ended December 31,
                                                                                 ------------------------

                                                                1996          1997          1998          1999          2000
                                                                ----          ----          ----          ----          ----
                                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product sales                                                $      496    $    1,551    $     8,079    $  13,370     $  13,076
License and product development revenues (2)                      3,500            --          1,500           --           625
                                                              ----------    ----------    ----------    ----------    ----------
  Total revenues                                                  3,996         1,551          9,579       13,370        13,701
Cost of products sold                                               460         1,398          3,480        4,722         3,841
                                                              ----------    ----------    ----------    ----------    ----------
  Gross profit                                                    3,536           153          6,099        8,648         9,860
                                                              ----------    ----------    ----------    ----------    ----------
Research, development and regulatory affairs expenses             3,167         3,594          6,297        6,296         5,853
General and administrative expenses                               2,879         4,752          5,407        5,404         5,415
Charges related to partnership capital changes (1)               14,210            --             --           --            --
Payments to CRX Medical, Inc. and Caratec, L.L.C.                   293            --             --           --            --
                                                              ----------    ----------    ----------    ----------    ----------
  Total operating expenses                                       20,549         8,346         11,704       11,700        11,268
                                                              ----------    ----------    ----------    ----------    ----------
Loss from operations                                            (17,013)       (8,193)        (5,605)      (3,052)       (1,408)
Interest income, net                                                199         1,364            832          525           496
                                                              ----------    ----------    ----------    ----------    ----------
Net loss before cumulative effect of accounting change          (16,814)       (6,829)        (4,773)      (2,527)         (912)
Cumulative effect of accounting change (2)                           --            --             --           --        (2,656)
                                                              ----------    ----------    ----------    ----------    ----------
Net loss                                                     $  (16,814)    $  (6,829)    $   (4,773)   $  (2,527)    $  (3,568)
                                                              ==========    ==========    ==========    ==========    ==========
Net loss per common share-basic and diluted before
  cumulative effect of accounting change                     $    (1.63)    $   (0.53)    $    (0.36)   $   (0.19)    $   (0.07)
                                                              ==========    ==========    ==========    ==========    ==========
Net loss per common share- basic and diluted- cumulative
  effect of accounting change                                $       --     $      --     $       --    $      --     $   (0.20)
                                                              ==========    ==========    ==========    ==========    ==========
Net loss per common share- basic and diluted                 $    (1.63)    $   (0.53)    $    (0.36)   $   (0.19)    $   (0.27)
                                                              ==========    ==========    ==========    ==========    ==========
Shares used in computation of net loss per
  common share--basic and diluted                                10,285        12,966         13,270       13,324        13,390
                                                              ==========    ==========    ==========    ==========    ==========

Pro forma amounts are presented below assuming the change in accounting principle adopted in fiscal 2000 is applied retroactively (2):
Pro forma- Net loss                                          $  (19,986)    $  (6,391)    $  (5,320)    $  (1,902)    $    (912)
                                                              ==========    ==========    ==========    ==========    ==========
Pro forma- Net loss per common share- basic and diluted      $    (1.94)    $   (0.49)    $   (0.40)    $   (0.14)    $   (0.07)
                                                              ==========    ==========    ==========    ==========    ==========

- --------------------------------------------------------------------------------------------------------------------------------

                                                                                    As of December 31,
                                                                                    ------------------

                                                                1996          1997          1998          1999          2000
                                                                ----          ----          ----          ----          ----
                                                                                      (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments         $   17,651     $  21,694     $  16,702     $  11,322     $  11,832
Working capital                                                  15,175        19,704        11,621         9,745         8,462
Total assets                                                     19,512        30,419        27,420        22,511        22,139
Long-term debt and capital lease obligations, less
  current portion                                                    14         2,400           934         2,155           332
Total stockholders' equity                                       16,455        22,419        18,250        16,625        13,907

- -------------
(1) Immediately prior to the Company's initial public offering, on September 25, 1996, the Company consummated an exchange of obligations of and interests in Tri-Point Medical L.P. ("the Partnership") for 9,600,000 shares of Common Stock. In connection with this exchange, Caratec, L.L.C. exchanged its right to receive various payments from the Partnership and its limited partnership interest for 1,776,250 shares of Common Stock. This transaction resulted in a non-cash expense for 1996 of $14,210,000 which equaled the difference between the value of the Common Stock issued to Caratec, L.L.C. and its basis in the Partnership. The resulting charge to accumulated deficit was offset by a credit to additional paid-in capital.

(2) In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 which changed its method of accounting for revenue from license and product development agreements. See note 3 of notes to financial statements for further discussion.

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

Overview

         Since its inception in 1990, the Company has been developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary medical grade cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. To date, the Company has funded its operations with proceeds from the sale of its stock through public offerings of approximately $30.0 million, cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of DERMABOND(R) adhesive, NEXABAND(R) products, and license and product development revenues from marketing partners.

         The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of approximately $3,568,000 for the year ended December 31, 2000. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company's ability to generate significant revenue and become profitable will depend on its success in commercializing DERMABOND(R) adhesive, commercializing its line of OTC products including SOOTHE-N-SEAL(TM) adhesive and LIQUIDERM(TM) adhesive, expanding its manufacturing capabilities, developing new products, entering into additional marketing agreements and on the ability of its marketing partners to commercialize successfully products incorporating the Company's technologies. No assurance can be given that the Company will generate significant revenue or become profitable on a sustained basis, if at all.

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

         Historically, there was no provision for federal or state income taxes in the financial statements of the Company's predecessor, Tri-Point Medical L.P., because income or loss generated by the Partnership was included in the partners' personal income tax returns. Since the Company's incorporation on February 20, 1996, the Company has been subject to federal and state corporate income taxes, but none have been paid due to losses generated. Substantially all of the assets of the Partnership were transferred to the Company as of March 1, 1996. The net operating losses from inception through March 1, 1996 will not be available to the Company to offset any future taxable income for federal income tax purposes because it was a partnership for that period.

         DERMABOND(R) adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the United States market. In 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND(R) adhesive to Ethicon, a subsidiary of Johnson & Johnson. In 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND(R) adhesive to Ethicon to support its launch in European Union countries. Subsequently in 1998, the Company was granted approval from the FDA of its PMA to market DERMABOND(R) adhesive in the United States. Currently DERMABOND(R) adhesive is marketed by Ethicon in the United States and approximately 34 countries outside the United States, including Japan.

         In 1999, the Company received FDA clearance to market SOOTHE-N-SEAL(TM) adhesive, which is the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. SOOTHE-N-SEAL(TM) adhesive can be used as a protective barrier for the treatment of canker sores and oral ulcers. The Company signed an exclusive worldwide supply, distribution and development rights agreement for its SOOTHE-N-SEAL(TM) adhesive technology in December 2000 with Colgate. The Company anticipates that SOOTHE-N-SEAL(TM) adhesive's product launch to professionals and consumers will occur in the first half of 2001.

         On January 29, 2001, the Company received FDA clearance to market LIQUIDERM(TM) adhesive which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. LIQUIDERM(TM) adhesive speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. The Company is currently in negotiations with a potential marketing partner and expects to sign an agreement by mid-year 2001 for the supply, distribution and development rights to LIQUIDERM(TM) adhesive.

Recently Issued Accounting Standards

         In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle is a cumulative charge of $2,656,000, or $0.20 per share. This cumulative change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Under the new method of accounting, these prior year payments are recorded as deferred revenue and will be recognized over the remaining term of the related agreement. For the year ended December 31, 2000, the Company recognized $625,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25." This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective and the Company adopted the interpretation on July 1, 2000. The adoption did not have a material impact on the Company's results of operations.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. SFAS 133, as amended by SFAS 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001. It is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.

Results of Operations

    Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenues for 2000 were $13,701,000, including $625,000 of license and product development revenues, compared to $13,370,000 for 1999. Product sales decreased by $294,000 from the 1999 period. Product revenues for the full year 2000 were comparable to 1999 levels but were not representative of actual market demand, nor of Ethicon's sales, of DERMABOND(R) adhesive. During 2000, Ethicon continued to reduce its DERMABOND(R) adhesive inventory levels that were built-up during 1999. With these inventory reductions and continued market penetration of the

DERMABOND(R) product in the emergency and operating rooms, the Company expects 2001 revenues from DERMABOND(R) adhesive to be more reflective of actual market demand.

         Cost of products sold for 2000 decreased to $3,841,000 from $4,722,000 for 1999. Cost of products sold as a percentage of product sales decreased to 29% for 2000 from 35% for 1999. This decrease in cost of products sold as a percentage of product sales was primarily the result of increased product yields and reduction of manufacturing costs. However, the Company expects that gross margins on product sales will fluctuate based on production volumes and the relative proportion of professional and OTC products.

         Operating expenses were approximately $11,268,000 and $11,700,000 for 2000 and 1999, respectively. Operating expenses primarily consist of research and development and regulatory affairs expenses and general and administrative expenses. During 2000, research, development and regulatory affairs efforts were primarily focused on clinical trials for LIQUIDERM(TM) adhesive, the development of DERMABOND(R) adhesive line extensions and other product development and basic research. During 1999, such efforts were focused primarily on the development of DERMABOND(R) adhesive line extensions and LIQUIDERM(TM) adhesive, as well as clinical trials for SOOTHE-N-SEAL(TM) adhesive. The Company expects these expenses will increase as the Company expands its product pipeline and related development efforts and clinical trials for potential new products, in particular its absorbable products.

         Interest expense for 2000 decreased to $235,000 from $344,000 for 1999. This decrease was primarily the result of continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

         Investment and interest income for 2000 decreased to $731,000 from $869,000 for 1999. This decrease was primarily attributable to interest earned from lower average cash and investment balances.

    Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Total revenues for 1999 increased 40% to $13,370,000 from $9,579,000 for 1998 which included $1,500,000 of license and product development revenues. Product sales increased 65% during the same period primarily as a result of increased domestic sales of DERMABOND(R) adhesive. DERMABOND(R) adhesive was marketed in the United States during the entire 1999 fiscal year as opposed to approximately four months during 1998.

         Cost of products sold for 1999 increased to $4,722,000 from $3,480,000 for 1998. Cost of products sold as a percentage of product sales decreased to 35% for 1999 from 43% for 1998. This decrease in cost of products sold as a percentage of product sales was primarily a result of the increased sales volume of DERMABOND(R) adhesive, resulting in the fixed portion of cost of products sold being allocated over higher sales.

         Operating expenses were approximately $11,700,000 and $11,704,000 for 1999 and 1998, respectively. Operating expenses primarily consist of research and development and regulatory affairs expenses and general and administrative expenses. During 1999, research, development and regulatory affairs efforts were primarily focused on the development of DERMABOND(R) adhesive line extensions and LIQUIDERM(TM) adhesive as well as clinical trials for SOOTHE-N-SEAL(TM) adhesive. During 1998, such efforts were focused primarily on the development of and clinical trials for SOOTHE-N-SEAL(TM) adhesive as well as the clinical trials follow-up related to DERMABOND(R) adhesive.

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

Liquidity and Capital Resources

         The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through December 31, 2000, the Company has raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In May 2001, the remaining term loan balance of approximately $1.3 million and the Company's $3.0 million line of credit will mature. The Company expects to refinance the term loan and renew the line of credit under similar terms of the original agreements. As of December 31, 2000, there were no borrowings against the line of credit.

          At December 31, 2000, net working capital was approximately $8.5 million, a decrease of $1.2 million from net working capital of $9.7 million at December 31, 1999. This decrease was primarily attributable to funding operations, maturities of long-term debt and investments in equipment and intangible assets, partially offset by sales of stock under the Company's stock option and employee stock purchase programs. At December 31, 2000, the Company's primary working capital consisted of $11.8 million of cash and cash equivalents and investments, a decrease of $800,000 from $12.6 million at December 31, 1999.

         Cash provided by operating activities was $432,000 for 2000, whereas cash used by operating activities was $2.2 million for 1999. The increase in cash provided by operations was primarily due to the decrease in the 2000 net loss before cumulative effect of accounting change as well as license fees received.

         Cash provided by investing activities was $558,000 and $2.1 million during 2000 and 1999, respectively, which primarily related to net receipts of investment proceeds offset by the purchase of fixed assets and the investment in intangible assets.

         Cash used by financing activities was $116,000 during 2000 compared to $213,000 for 1999. The Company's primary financing activities during both years were the repayment of debt and capital lease obligations offset by the proceeds from the sale of stock under the Company's stock option and other benefit plans.

         The Company believes that existing cash and cash equivalents and investments, which totaled $11.8 million as of December 31, 2000, will be sufficient to finance its operating and capital requirements for at least 12 months. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

         The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and commercialize successfully its lead product, DERMABOND(R) adhesive, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for its future products, including the scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreement with Ethicon for DERMABOND(R) adhesive, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. There can be no assurance that the Company will not be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its operating needs, the Company will be required to seek additional funding through bank borrowings and additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's line of credit for working capital purposes, equipment financing and term loan, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. See "Item 1--Risk Factors."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Sensitivity

         The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 2000, the Company's total portfolio consisted of approximately $11.8 million of investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's definitive 2001 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2000. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Company's definitive 2001 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the Company's definitive 2001 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the Company's definitive 2001 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  1.  Financial Statements.
                 --------------------

        The financial statements listed in the accompanying Index to Financial Statements at page F-1 are filed as part of this Annual Report.

             2.  Financial Statement Schedules.
                 -----------------------------

         All financial statement schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

             3.  Exhibits.  (See (c) below)
                 --------

        (b)  Reports on Form 8-K.
             -------------------

        The Company did not file a report on Form 8-K during the quarter ended December 31, 2000.

        (c)  Exhibits.
             --------

         The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


Exhibit
Number                                   Description
- ------                                   -----------

 3.1              Restated Certificate of Incorporation. (Exhibit 3.1)(1)
 3.2              Amendment to Restated Certificate of Incorporation. (Exhibit
                  3.2)(2)
 3.3              By-Laws. (Exhibit 3.2)(1)
10.1+ Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company. (Exhibit 10.8)(1)
10.2++*           Amended and Restated 1996 Equity Compensation Plan of the
                  Company.
10.3++            Employment Agreement, dated as of May 31, 1996, between Robert
                  V. Toni and the Company. (Exhibit 10.10)(1)
10.4++ Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company. (Exhibit 10.12)(1)
10.5++            Employment Agreement, dated as of May 31, 1996, between Joe B.
                  Barefoot and the Company. (Exhibit 10.13)(1)
10.6++            Consulting Agreement, dated as of May 31, 1996, between Steven
                  A. Kriegsman and the Company. (Exhibit 10.14)(1)
10.7 Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C. and the Company. (Exhibit 10.15)(1)
10.8 Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot and the Company. (Exhibit 10.16)(1)
10.9 Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung, Anthony V. Seaber and the Company. (Exhibit 10.17)(1)
10.10 Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company. (Exhibit 10.19)(2)
10.11 Master Lease Agreement, dated as of January 29, 1997, between Transamerica Business Credit Corporation and the Company. (Exhibit 10.20)(2)
10.12 Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the Company. (Exhibit 10.15)(4)
10.13 Promissory Note, dated November 14, 1997, issued by the Company to NationsBank, N.A. (Exhibit 10.16)(4)

10.14             Security Agreement, dated November 14, 1997, between the
                  Company and NationsBank, N.A. (Exhibit 10.17)(4)
10.15             Pledge Agreement, dated November 14, 1997, between the Company and NationsBank N.A. (Exhibit 10.18)(4)
10.16++           Employment Agreement, dated as of June 9, 1997, between
                  William M. Cotter and the Company. (Exhibit 10.19)(4)
10.17++           Employment Agreement, dated as of January 1, 1998, between
                  Anthony J. Sherbondy and the Company. (Exhibit 10.20)(4)
10.18++           Employment Agreement, dated as of February 18, 1998, between
                  Dennis D. Burns and the Company. (Exhibit 10.21)(4)
10.19             Amendment, dated August 15, 1997, to Lease, dated February 14,
                  1997, between AP Southeast Portfolio Partners, L.P. and the
                  Company. (Exhibit 10.22)(4)
10.20             Representative and Manufacturing Facility Agreement, dated
                  January 1, 1998, between Innocoll GmbH and the Company.
                  (Exhibit 10.23)(4)
10.21++           1999 Employee Stock Purchase Plan of the Company. (Exhibit
                  10.1)(5)
10.22++*          Employment Agreement, dated as of May 3, 2000, between Benny
                  Ward and the Company.
10.23#*           Distribution, Supply and Development Agreement, dated as of
                  December 21, 2000, between Colgate Oral Pharmaceuticals, Inc.
                  and the Company.
23.1*             Consent of PricewaterhouseCoopers LLP.
24.1*             Power of Attorney (included on signature page to this Annual
                  Report).

- -----------

*     Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the "Commission") pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
++    Compensation plans and arrangements for executives and others.
# Portions of this exhibit were omitted and filed separately with the Secretary of the Commission with the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72953) filed with the Commission on February 25, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.

        (d) Financial Statement Schedules.
            -----------------------------

        None.

                           CLOSURE MEDICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants                                                                              F-2
Financial Statements:
   Balance Sheets as of December 31, 1999 and 2000                                                             F-3
   Statements of Operations for the years ended December 31, 1998, 1999 and 2000                               F-4
   Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000                               F-5
   Statements of Stockholders' Equity for the years ended
        December 31, 1998, 1999 and 2000                                                                       F-6
   Notes to Financial Statements                                                                               F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Closure Medical Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company adopted Staff Accounting Bulletin No. 101 in fiscal 2000, which resulted in a change in the method of accounting for revenue from license and product development agreements.


/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 9, 2001

                      CLOSURE MEDICAL CORPORATION
                             BALANCE SHEETS
                 (In thousands, except per share data)

                                                                                   December 31,
                                                                           --------------------------
                                                                              1999            2000
                                                                           ----------     -----------
Assets
Cash and cash equivalents                                                 $       508    $      1,382
Short-term investments                                                          9,299           7,544
Restricted investments                                                          1,515           2,906
Accounts receivable                                                               732           1,322
Inventories                                                                       591             596
Prepaid expenses                                                                  326             308
                                                                           ----------     -----------
   Total current assets                                                        12,971          14,058
Furniture, fixtures and equipment, net                                          7,351           6,598
Restricted investments                                                          1,292               -
Intangible assets, net of $368 and $384 of
   accumulated amortization, respectively                                         897           1,483
                                                                           ----------     -----------
   Total assets                                                           $    22,511    $     22,139
                                                                           ==========     ===========

Liabilities and Stockholders' Equity
Accounts payable                                                          $     1,110    $      1,160
Accrued expenses                                                                  794           1,525
Deferred revenue                                                                  443           1,102
Capital lease obligations                                                         279             322
Current portion of long-term debt                                                 600           1,487
                                                                           ----------     -----------
   Total current liabilities                                                    3,226           5,596
Deferred revenue                                                                  505           2,304
Capital lease obligations less current portion                                    655             332
Long-term debt less current portion                                             1,500               -
                                                                           ----------     -----------
   Total liabilities                                                            5,886           8,232
                                                                           ----------     -----------

Commitments and contingencies (See notes 6, 7, 8 and 11)                            -               -

Preferred stock, $0.01 par value.  Authorized 2,000 shares; none issued
   or outstanding                                                                   -               -
Common stock, $0.01 par value.  Authorized 35,000 shares; issued and
   outstanding 13,347 and 13,428 shares, respectively                             133             134
Additional paid-in capital                                                     46,940          47,716
Accumulated deficit                                                           (30,375)        (33,943)
Deferred compensation on stock options                                            (73)              -
                                                                           ----------     -----------
   Total stockholders' equity                                                  16,625          13,907
                                                                           ----------     -----------
   Total liabilities and stockholders' equity                             $    22,511    $     22,139
                                                                           ==========     ===========

The accompanying notes are an integral part of these financial statements.

                          CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                             Years Ended December 31,
                                                                                             ------------------------
                                                                                          1998         1999         2000
                                                                                       ---------    ---------    ---------
Product sales                                                                         $   8,079    $  13,370    $  13,076
License and product development revenues                                                  1,500            -          625
                                                                                       ---------    ---------    ---------
   Total revenues                                                                         9,579       13,370       13,701
Cost of products sold                                                                     3,480        4,722        3,841
                                                                                       ---------    ---------    ---------
   Gross profit                                                                           6,099        8,648        9,860
                                                                                       ---------    ---------    ---------
Research, development and regulatory affairs expenses                                     6,297        6,296        5,853
General and administrative expenses                                                       5,407        5,404        5,415
                                                                                       ---------    ---------    ---------
   Total operating expenses                                                              11,704       11,700       11,268
                                                                                       ---------    ---------    ---------
Loss from operations                                                                     (5,605)      (3,052)      (1,408)
Interest expense                                                                           (383)        (344)        (235)
Investment and interest income                                                            1,215          869          731
                                                                                       ---------    ---------    ---------
Loss before cumulative effect of accounting change                                       (4,773)      (2,527)        (912)
Cumulative effect of accounting change (See note 3)                                           -            -       (2,656)
                                                                                       ---------    ---------    ---------
Net loss                                                                              $  (4,773)   $  (2,527)   $  (3,568)
                                                                                       =========    =========    =========

Shares used in computation of net loss per common share- basic and diluted               13,270       13,324       13,390
                                                                                       =========    =========    =========
Net loss per common share- basic and diluted                                          $   (0.36)   $   (0.19)   $   (0.27)
                                                                                       =========    =========    =========

Pro forma amounts assuming the change in accounting principal is applied retroactively (See note 3):

Net loss                                                                              $  (5,320)   $  (1,902)   $    (912)
                                                                                       =========    =========    =========
Basic and diluted net loss per common share                                           $   (0.40)   $   (0.14)   $   (0.07)
                                                                                       =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                               CLOSURE MEDICAL CORPORATION
                                STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                                                                                    Years Ended December 31,
                                                                                             -------------------------------------

                                                                                               1998          1999          2000
                                                                                             --------       --------      --------
Cash flows from operating activities:
Net loss                                                                                    $  (4,773)     $  (2,527)    $  (3,568)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of accounting change (See note 3)                                                 -              -         2,656
Depreciation and amortization expense                                                             615            948           961
Amortization of deferred compensation on stock options                                            303            320            73
Loss on disposals of fixed assets                                                                  34            594           244
Loss on disposals of intangible assets                                                            110            100            60
Change in accounts receivable                                                                      35            459          (590)
Change in inventories                                                                            (661)           417            (5)
Change in prepaid expenses                                                                         81            (40)           18
Change in accounts payable and accrued expenses                                                   350         (1,522)          781
Change in deferred revenue                                                                       (104)          (967)         (198)
                                                                                             --------       --------      --------
Net cash provided (used) by operating activities                                               (4,010)        (2,218)          432
                                                                                             --------       --------      --------

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment                                                 (4,651)        (1,174)         (437)
Investment in intangible assets                                                                  (371)          (483)         (661)
Purchases of investments                                                                      (12,396)        (6,629)       (6,877)
Proceeds from the sale of investments                                                          13,750         10,401         8,533
                                                                                             --------       --------      --------
Net cash provided (used) by investing activities                                               (3,668)         2,115           558
                                                                                             --------       --------      --------

Cash flows from financing activities:
Proceeds from borrowings                                                                        1,500              -             -
Repayment of debt                                                                                (350)          (550)         (613)
Net proceeds from sale of common stock                                                            301            582           777
Payments under capital lease obligations                                                         (226)          (245)         (280)
                                                                                             --------       --------      --------
Net cash provided (used) by financing activities                                                1,225           (213)         (116)
                                                                                             --------       --------      --------
Increase (decrease) in cash and cash equivalents                                               (6,453)          (316)          874
Cash and cash equivalents, beginning of year                                                    7,277            824           508
                                                                                             --------       --------      --------
Cash and cash equivalents, end of year                                                      $     824      $     508     $   1,382
                                                                                             ========       ========      ========

Supplemental cash flow information:

Cash payments for interest during 1998, 1999 and 2000 were approximately $370, $317 and $260, respectively.

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000
                                 (In thousands)


                                                                                                     Deferred
                                                Common Stock           Additional                  Compensation         Total
                                             ------------------         Paid-in     Accumulated      on Stock       Stockholders'
                                             Shares      Amount         Capital       Deficit         Options           Equity
                                             ------      ------         -------       -------         ------            ------

Balance at December 31, 1997                 13,242        $132        $46,058       $(23,075)       $ (696)         $ 22,419
Amortization of deferred compen-
   sation on stock options                        -           -              -              -           303               303
Exercise of stock options and 401(k) match       48           1            300              -             -               301
Net loss                                          -           -              -         (4,773)            -            (4,773)
                                             ------        ----        -------       ---------       -------         ---------
Balance at December 31, 1998                 13,290         133         46,358        (27,848)         (393)           18,250
Amortization of deferred compen-
   sation on stock options                        -           -              -              -           320               320
Exercise of stock options, 401(k) match
   and sale of common stock under ESPP           57           -            582              -             -               582
Net loss                                          -           -              -         (2,527)            -            (2,527)
                                             ------        ----        -------       ---------       -------         ---------
Balance at December 31, 1999                 13,347         133         46,940        (30,375)          (73)           16,625
Amortization of deferred compen-
   sation on stock options                        -           -              -              -            73                73
Exercise of stock options, 401(k) match
   and sale of common stock under ESPP           81           1            776              -             -               777
Net loss                                          -           -              -         (3,568)            -            (3,568)
                                             ------        ----        -------       ---------       -------         ---------
Balance at December 31, 2000                 13,428        $134        $47,716       $(33,943)       $    -          $ 13,907
                                             ======        ====        =======       =========       =======         =========

   The accompanying notes are an integral part of these financial statements.

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

1.       ORGANIZATION AND OPERATIONS

         Closure Medical Corporation (the "Company" or "Closure") develops, manufactures, and commercializes medical tissue adhesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

         The Company's medical tissue adhesives can be used to close and seal wounds and incisions rapidly as well as stop leakage of blood and other bodily fluids from injured tissue. The Company's lead product DERMABOND(R) Topical Skin Adhesive ("DERMABOND(R) adhesive") is a nonabsorbable tissue adhesive that can be used to replace sutures and staples for certain topical wound closure applications. DERMABOND(R) adhesive was cleared for marketing by the United States Food and Drug Administration ("FDA") in August 1998. The Company's marketing partner, Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, markets and distributes DERMABOND(R) adhesive.

         The Company entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. ("Colgate"), a subsidiary of Colgate-Palmolive Company, with supply, distribution and development rights to the Company's SOOTHE-N-SEAL(TM) canker sore relief ("SOOTHE-N-SEAL(TM) adhesive") technology in December 2000. The Company received FDA clearance to market SOOTHE-N-SEAL(TM) adhesive in September 1999. SOOTHE-N-SEAL(TM) adhesive was the first cyanoacrylate adhesive approved by the FDA for the over-the-counter (OTC) consumer market.

         On January 29, 2001, the Company received FDA clearance to market LIQUIDERM(TM) liquid adhesive bandage ("LIQUIDERM(TM) adhesive"), which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. The Company is currently in negotiations with a potential marketing partner for the supply, distribution and development rights to LIQUIDERM(TM) adhesive.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents
         Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

         Investments
         Short-term investments consist primarily of short-term money market funds, commercial paper and corporate bonds having maturities as of the purchase date greater than three months but less than or equal to one year. Long-term investments have maturities greater than one year. All investments have been classified as available-for-sale securities. Restricted investments serve as collateral securing the Company's term loan and line of credit. The fair market value, based on quoted market prices, of all investments approximates amortized cost.

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

         Intangible Assets
         Costs incurred to secure patents are capitalized until either the related patent is issued, in which case they are amortized over the shorter of its remaining economic or useful life, or it is rejected or abandoned, in which case they are written off.

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Impairment of Long-Lived Assets
         The Company evaluates the net realizable value of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

         Revenue Recognition
         Revenues from product sales are recognized upon shipment. Advance payments related to future sales of product or future royalties due on these sales are deferred and will be recorded as revenue as they are earned over future periods. Non-refundable fees received at the initiation of marketing and distribution agreements for which the Company has an ongoing commitment to provide product are deferred and recognized ratably over the period of the related agreement (See note 3).

         The sales price of DERMABOND(R) adhesive to its marketing partner, Ethicon, is ultimately determined by the sales price of the product to the ultimate customer. The Company recognizes revenue at an agreed-upon amount per unit at the time the products are shipped. Ethicon provides a summary of its sales of DERMABOND(R) adhesive on a quarterly basis, and at that time, the Company recognizes additional purchase price, as well as royalties.

         During fiscal 1998, 1999 and 2000, sales to one customer accounted for 92%, 93% and 90% of total revenues, respectively. One customer accounted for 84%, 92% and 92% of trade accounts receivable at December 31, 1998, 1999 and 2000, respectively. Each of the Company's major marketing partners are based in the United States, and accordingly, less than two percent of the Company's revenues during 2000 were from outside of North America. However, the Company's products are marketed on a global basis by its marketing partners.

         Income Taxes
         Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded if realization of some portion or all of a deferred asset cannot be reasonably assured.

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

         Related Parties
         On January 1, 1998, the Company entered into an agreement with Innocoll, of Saal-Donau, Germany, which provides for fees to be paid to Innocoll of $180,000 per year for five years. During 1999 and 2000, $135,000 and $180,000, respectively, was paid to Innocoll and $45,000 was included in accrued expenses at December 31, 1999 and 2000. Innocoll acts as Closure's authorized representative in Europe under the Medical Device Directive and will provide alternative manufacturing space as needed. Two of the Company's members of the Board of Directors are owners of Innocoll.

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Fair Value of Financial Instruments
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at December 31, 1999 and 2000 approximated their fair value due to the short-term nature of these items.

         The fair value of the Company's short-term investments at December 31, 1999 and 2000 approximate their carrying values as these investments are primarily in short-term interest-bearing investment-grade securities.

         The carrying value of the Company's notes payable and capital lease obligations at December 31, 1999 and 2000 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates.

         Accounting for Stock-Based Compensation
         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for
         Stock Issued to Employees." Consequently, the adoption of SFAS 123 does not have any impact on the financial position or results of operations of the Company but pro forma disclosures of net loss and net loss per common share have been provided in note 10 as if the fair value method had been applied.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25." This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective and the Company adopted the interpretation on July 1, 2000. The adoption did not have a material impact on the Company's results of operations.

         Recently Issued Accounting Standards
         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. SFAS 133, as amended by SFAS 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001. It is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.

         Net Loss Per Share
         Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period.

         Diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive. Had such potential common shares not been antidilutive, the effect would be to increase the number of shares used in computing diluted net loss per common shares by 261,844 to 13,651,611 at December 31, 2000.

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

3.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         During 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle as of January 1, 2000 was a cumulative charge of $2,656,000. The effect of the change in accounting principle reflects the reversal of license fees and milestone payments that had been recognized in prior years. Under the new method of accounting, such payments are initially recorded as deferred revenue to be recognized ratably over the remaining term of the related agreement. For the year ended December 31, 2000, the Company recognized $625,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000.

4.       INVENTORIES

         Inventories included the following (in thousands):

                                           December 31,
                                           ------------
                                          1999          2000
                                        ------        ------
         Packaging                      $  148        $  195
         Raw materials                      45            46
         Work-in-process                   283           301
         Finished goods                    115            54
                                        ------        ------
                                        $  591        $  596
                                        ======        ======

5.       FURNITURE, FIXTURES, AND EQUIPMENT

         Furniture, fixtures and equipment included the following (in thousands):

                                             December 31,
                                             ------------          Estimated
                                            1999         2000    Useful Lives
                                            ----         ----    ------------
         Furniture and computers       $   1,123     $  1,218     3-10 years
         Machinery and equipment           3,167        3,455      10 years
         Leasehold improvements            2,918        2,955      10 years
         Construction-in-progress          1,975        1,735
                                       ----------    ---------
                                           9,183        9,363
         Accumulated depreciation         (1,832)      (2,765)
                                       ----------    ---------
                                       $   7,351     $  6,598
                                       ==========    =========

6.      DEBT AND RELATED ACCRUED INTEREST

         On November 14, 1997, the Company entered into a financing arrangement to borrow up to $3,000,000 to finance leasehold improvements and equipment related to the Company's expansion into a 50,000 square foot manufacturing, research and administration facility. The agreement matured May 31, 1999 and the loan balance amount of $2,450,000 was refinanced under terms similar to the original agreement. Borrowings are payable monthly in principal and interest, with one final payment of all remaining principal and accrued interest due May 31, 2001. Borrowings under this agreement bear interest at the 30-day LIBOR rate plus 167 basis points and are secured by the related equipment and leasehold improvements. In addition, the lender is required to hold as collateral an amount equal to fifty percent of the outstanding loan balance which is classified as a short-term restricted investment as borrowings are due on May 31, 2001. The agreement requires the Company to comply with certain financial covenants including minimum liquidity and tangible net worth, which the Company was in compliance with at December 31, 2000.

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

6.      DEBT AND RELATED ACCRUED INTEREST--Continued

         In May 2000, the Company renewed for a period of one year its $3,000,000 line of credit for working capital purposes which was originally entered into in October 1999. The agreement is secured by certain trade accounts receivable and requires the Company to secure fifty percent of the available balance in an investment account. The investment is classified as short-term restricted as the agreement expires in May 2001. The agreement requires the Company to comply with certain financial covenants including minimum liquidity and tangible net worth, which the Company was in compliance with at December 31, 2000. In addition, there is an annual financing fee equal to one eighth of one percent of the undrawn portion of the commitment amount. As of December 31, 2000, there were no borrowings against the line of credit.

7.       LEASES

         The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2007. Rent expense related to operating leases was approximately $534,000, $549,000 and $559,000 for 1998, 1999 and 2000, respectively.

         The Company leases equipment under capital leases with original lease terms of four to five years. At the expiration of the leases in 2002, the Company is required to purchase primarily all of the equipment for the fair market value. The fair market value is to be equal to no less than 5% and no more than 10% of the original equipment cost.

         Future minimum lease payments under noncancellable capital leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 2000 (in thousands):

                                                           Capital    Operating
                                                            Leases     Leases
                                                           -------    ---------
         2001                                            $   392     $    569
         2002                                                321          569
         2003                                                 --          578
         2004                                                 --          536
         2005                                                 --          532
         Thereafter                                           --          866
                                                         -------     --------
         Total minimum lease payments                        713     $  3,650
                                                                     ========
         Less: amount representing interest                  (59)
                                                         -------
         Present value of minimum lease payments             654
         Less: current portion                              (322)
                                                         -------
         Long-term portion                               $   332
                                                         =======

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

8.       MAJOR CUSTOMERS

         In 1996, the Company entered into a renewable eight-year exclusive supply and distribution rights agreement with Ethicon whereby Closure supplies Ethicon with DERMABOND(R) adhesive, a product for human topical wound closure. In consideration, Ethicon paid Closure $4,500,000 of which $3,500,000 was a non-refundable licensing fee and $1,000,000 has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales and has been classified as deferred revenue on the accompanying balance sheet (See note 3). In addition, Ethicon advanced the Company $1,000,000 for direct costs incurred in connection with clinical studies of the product, which was classified as deferred revenue to be offset against royalties to be paid by Ethicon. This amount was fully credited during fiscal 2000. With the United States and European Community approval of DERMABOND(R) adhesive in August 1998 and 1997, respectively, Ethicon is obligated to purchase certain minimum quantities annually at a predetermined price based on average selling prices.

         In December 2000, the Company entered into a definitive agreement providing Colgate with supply, distribution and development rights to the Company's SOOTHE-N-SEAL(TM) adhesive technology. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL(TM) adhesive and future oral care products, based upon the Company's proprietary cyanoacrylate technology, to both professional and consumer markets. Upon execution of the agreement, Colgate paid the Company a license fee and consideration for all right, title and interest in the SOOTHE-N-SEAL(TM) adhesive trademark. This amount has been deferred and will be recognized ratably over the life of the agreement in accordance with SAB 101.

                  In February 2000, the Company entered into a new three-year licensing and distribution agreement with Farnam Companies, Inc. ("Farnam"). This agreement provides Farnam exclusive rights to market, sell and distribute the Company's veterinary products in the United States and Canada. The agreement is renewable for successive one-year terms upon mutual consent of the parties. However, the agreement may be terminated upon specified events including: (i) either party provides 270 days written notice of its intent to terminate and (ii) material breach by either party.

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

9.       INCOME TAXES

         There is no current provision or benefit for income taxes recorded for the years ended December 31, 1998, 1999 and 2000 as the Company has generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded for the years ended December 31, 1998, 1999 and 2000 as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded since realization of these benefits could not be reasonably assured.

         Deferred tax assets are comprised of the following (in thousands):

                                                                December 31,
                                                              1999        2000
                                                              ----        ----
         Net operating loss carryforwards                 $  6,772     $  7,041
         Research and development credit carryforwards         885        1,237
         Temporary differences:
            Accruals, reserves and other                       (46)         308
            Deferred revenue                                  (227)       1,161
            Fixed assets and depreciation                      378         (118)
            Intangible assets and amortization                 291         (499)
                                                          --------     --------
                                                             8,053        9,130
         Valuation allowance                                (8,053)      (9,130)
                                                          --------     --------
         Net deferred tax asset                           $     --     $     --
                                                          ========     ========

         At December 31, 2000, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $18,146,000 which expire beginning in the year 2011. The Company also has research and development tax credit carryforwards of approximately $1,237,000 which will begin to expire in the year 2011. The federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The valuation allowance increased by $1,077,000 during 2000 primarily due to generation of net operating loss carryforwards and unused research and development credits.

         Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended December 31, 1998, 1999 and 2000 as follows (in thousands):

                                                                                    December 31,
                                                                -----------------------------------------------------
                                                                   1998                1999                 2000
                                                                ------------        ------------         ------------
         U.S. federal tax benefit at statutory rate          $      (1,623)      $        (859)       $      (1,213)
         State taxes (net of federal benefit)                         (228)               (117)                (171)
         Change in valuation allowance                               1,962               1,773                1,844
         Deductions related to stock options not
            applicable for financial reporting                          44                (505)                (281)
         Research and development credit                              (281)               (442)                (352)
         Other                                                         126                 150                  173
                                                                ------------        ------------         ------------
         Provision for income taxes                          $          --       $          --        $          --
                                                                ============        ============         ============

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

10.      EMPLOYEE BENEFIT PLANS

         The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 13, 2000. The Plan provides that a maximum of 4,500,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee of the Board of Directors (the "Committee"). Grants under the Plan may consist of (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "nonqualified stock options" ("NQSOs") that are not intended to so qualify. Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not exceed five years from the date of grant. Options outstanding at December 31, 1998, 1999 and 2000 generally vest within three to five years.

         The following table summarizes stock option activity under the Plan:

                                                                        Weighted-     Weighted-
                                                                         Average       Average
                                                                          Price         Fair
                                                          Shares        Per Share       Value
                                                          ------        ---------     ---------

        Options outstanding at December 31, 1997          719,537      $   11.55

        Granted
           With market exercise price                     500,042          23.20     $   16.86
           With premium exercise price                     52,155          24.56          1.84
        Exercised                                         (47,046)          5.92            --
        Canceled                                          (23,449)         21.31            --
                                                      -----------      ---------
        Options outstanding at December 31, 1998        1,201,239          16.99

        Granted                                         1,106,028          23.63         17.30
        Exercised                                         (50,908)          9.54            --
        Canceled                                         (125,009)         25.72            --
                                                      -----------      ---------
        Options outstanding at December 31, 1999        2,131,350          20.19

        Granted                                           930,699          20.29         16.23
        Exercised                                         (57,510)          8.42            --
        Canceled                                          (69,120)         21.23            --
                                                      -----------      ---------
        Options outstanding at December 31, 2000        2,935,419          20.43
                                                      ===========

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

10.      EMPLOYEE BENEFIT PLANS--Continued

                                             Options Outstanding                              Options Exercisable
                             ----------------------------------------------------    --------------------------------------
                                                               Weighted-Average
             Range of           Number      Weighted-Average       Remaining             Number        Weighted-Average
          Exercise Price      Outstanding    Exercise Price    Contractual Life       Exercisable       Exercise Price
          --------------      -----------    --------------    ----------------       -----------       --------------
        $5.00-$14.56             775,314      $10.54              7.29                  432,160             $ 7.41
        $14.75-$24.75          1,426,895       20.76              8.62                  722,884              20.87
        $25.25-$29.81            545,503       29.26              7.99                  178,761              29.11
        $30.63-$35.00            187,707       33.06              8.26                   85,909              32.42
                               ---------                                              ---------
        Total                  2,935,419                                              1,419,714
                               =========                                              =========

        Options available for grant at December 31, 2000 totaled 1,341,587.

         Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the "ESPP") to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for issuance under the ESPP. Under the ESPP, employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 1999 and 2000, 4,848 and 16,649 shares were issued under the ESPP, respectively. At December 31, 2000, 1,478,503 shares were available for issuance.

         During 1998, 1999 and 2000, the Company recognized approximately $303,000, $320,000 and $73,000, respectively, of compensation expense related to the Plan. Had compensation expense for 1998, 1999 and 2000, assuming it was recognized on a straight-line basis over the vesting period for awards under the Plan and in the year of purchase for benefits received under the ESPP, been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                     1998      1999      2000
                                                     ----      ----      ----
         Net loss-as reported                      $(4,773)  $(2,527)  $(3,568)
         Net loss-pro forma                         (7,865)   (8,633)  (12,118)
         Loss per common share--basic and
           diluted-as reported                       (0.36)    (0.19)    (0.27)
         Loss per common share--basic and
           diluted-pro forma                         (0.59)    (0.65)    (0.91)

         The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

                                                1998       1999          2000
                                                ----       ----          ----
         Average expected life (years)           6.0        5.5           7.4
         Average interest rate                  5.0%       5.6%      5.3-6.7%
         Volatility                            81.5%      85.0%         84.0%
         Dividend yield                         0.0%       0.0%          0.0%

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

10.      EMPLOYEE BENEFIT PLANS--Continued

         The Company maintains a 401(k) Retirement Plan and Trust (the "401(k) Plan") available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations. Effective January 1, 1997, the 401(k) Plan was amended to make one-half of the matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company ("participant shares"). Effective January 1, 2000, the Company amended the 401(k) Plan in order to change the allocation of the stock match to a quarterly basis instead of an annual basis. Shares are issued based on the closing stock price of the Common Stock at the end of each fiscal quarter, with fractional match amounts carried over to subsequent quarters. At December 31, 1999 and 2000, the 401(k) Plan had a receivable from the Company of 4,559 and 364 shares, respectively, based on a closing stock price of $12.88 and $36.00, respectively. Cash amounts contributed to the 401(k) Plan during 1999 and 2000 were approximately $60,000 and $63,000, respectively.

11.      COMMITMENTS AND CONTINGENCIES

         In 1996, the Company entered into a five-year agreement with a consultant which provides for annual compensation of $120,000.

12.      QUARTERLY AND PRO FORMA FINANCIAL DATA - UNAUDITED

         The following table provides quarterly data for fiscal 2000 as previously reported on Form 10-Q (See note 3):

                                                                 Fiscal 2000 Quarters Ended
                                                             (as previously filed in Form 10-Q)
                                                            (In thousands, except per share data)
                                                       ------------------------------------------------
                                                         March 31         June 30          Sept. 30
                                                       -------------    -------------    --------------
         Revenues                                      $      2,666     $      3,072     $      3,565
         Cost of products sold                                 (816)            (981)            (950)
                                                       -------------    -------------    --------------
         Gross profit                                         1,850            2,091             2,615
         Research, development and  regulatory
           affairs expenses                                   1,466            1,600             1,439
         General and administrative expenses                  1,124            1,257             1,544
                                                       -------------    -------------    --------------
         Loss from continuing operations                       (740)            (766)            (368)
         Interest income, net                                   122              122              125
                                                       -------------    -------------    --------------
         Net loss                                      $       (618)     $      (644)     $      (243)
                                                       =============    =============    ==============
         Basic and diluted net loss per common share   $      (0.05)     $     (0.05)     $     (0.02)
                                                       =============    =============    ==============

Closure Medical Corporation
Years Ended December 31, 1998, 1999 and 2000
Notes to Financial Statements
- --------------------------------------------------------------------------------

12.      QUARTERLY FINANCIAL DATA - UNAUDITED --Continued

         The following table provides quarterly data for fiscal 2000 assuming the change in accounting principle, SAB 101, had been recorded on January 1, 2000 (See note 3):

                                                                           Fiscal 2000 Quarters Ended
                                                                                  (as amended)
                                                                     (In thousands, except per share data)
                                                        -----------------------------------------------------------------
                                                          March 31         June 30          Sept. 30          Dec. 31
                                                        -------------    -------------    -------------     -------------

         Revenues                                       $      2,822     $      3,228     $      3,721      $      3,930
         Cost of products sold                                  (816)            (981)            (950)           (1,094)
                                                        -------------    -------------    -------------     -------------
         Gross profit                                          2,006            2,247            2,771             2,836
         Research, development and regulatory
          affairs expenses                                     1,466            1,600            1,439             1,348
         General and administrative expenses                   1,124            1,257            1,544             1,490
                                                        -------------    -------------    -------------     -------------
         Loss from continuing operations                        (584)            (610)            (212)               (2)
         Interest income, net                                    122              122              125               127
                                                        -------------    -------------    -------------     -------------
         Income (loss) before cumulative effect
          of accounting change                                  (462)            (488)             (87)              125
         Cumulative effect of accounting change
          (See note 3)                                        (2,656)              --               --                --
                                                        -------------    -------------    -------------     -------------
         Net income (loss)                              $     (3,118)     $      (488)     $       (87)      $       125
                                                        =============    =============    =============     =============
         Basic and diluted net income (loss)
          per common share                              $      (0.23)     $     (0.04)     $     (0.01)      $      0.01
                                                        =============    =============    =============     =============


         The following table provides quarterly data for fiscal 1999 as well as pro forma amounts assuming the change in accounting principle, SAB 101, adopted in fiscal 2000 is applied retroactively (See note 3):

                                                                           Fiscal 1999 Quarters Ended
                                                                     (In thousands, except per share data)
                                                        -----------------------------------------------------------------
                                                          March 31          June 30          Sept. 30         Dec. 31
                                                        -------------    --------------    -------------    -------------
         Revenues                                       $      3,817     $      4,277      $     2,732      $      2,544
         Cost of products sold                                (1,176)          (1,520)          (1,093)             (932)
                                                        -------------    --------------    -------------    -------------
         Gross profit                                          2,641            2,757            1,639             1,612
         Research, development and  regulatory
          affairs expenses                                     1,862            1,588            1,633             1,214
         General and administrative expenses                   1,489            1,270            1,341             1,304
                                                        -------------    --------------    -------------    -------------
         Loss from continuing operations                        (710)            (101)          (1,335)             (906)
         Interest income, net                                    145              116              131               133
                                                        -------------    --------------    -------------    -------------
         Net income (loss)                              $       (565)    $         15      $    (1,204)     $       (773)
                                                        =============    ==============    =============    =============
         Basic and diluted net income (loss)
          per common share                              $      (0.04)     $      0.00      $     (0.09)     $      (0.06)
                                                        =============    ==============    =============    =============

         Pro forma amounts assuming the change in
          accounting principle is applied
          retroactively:
         Net income (loss)                              $       (409)     $       171      $    (1,048)     $       (616)
                                                        =============    ==============    =============    =============
         Basic and diluted net income (loss)
          per common share                              $      (0.03)    $       0.01      $     (0.08)     $      (0.05)
                                                        =============    ==============    =============    =============

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CLOSURE MEDICAL CORPORATION


Date:  April 2, 2001                   By /s/ ROBERT V. Toni
                                          ------------------
                                           Robert V. Toni
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         EACH PERSON IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS ROBERT
V. TONI, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF CLOSURE MEDICAL CORPORATION, AND BENNY WARD, VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER OF CLOSURE MEDICAL CORPORATION, AND EACH OF THEM ACTING ALONE, HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT, WITH FULL POWER OF SUBSTITUTION, IN HIS NAME, PLACE AND STEAD, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY OR ALL AMENDMENTS TO THIS REPORT, AND HEREBY RATIFIES AND CONFIRMS ALL THAT SAID ATTORNEY-IN-FACT OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

                  Name                             Capacity                                  Date
                  ----                             --------                                  ----
             /S/ ROBERT V. TONI                President and Chief Executive             April 2, 2001
             ----------------------------      Officer (principal executive
                 Robert V. Toni                officer) and Director


             /S/ BENNY WARD                    Vice President and Chief Financial        April 2, 2001
             ----------------------------      Officer (principal financial and
                 Benny Ward                    accounting officer)


             /S/ RONALD A. AHRENS              Chairman of the Board of Directors        April 2, 2001
             ----------------------------
                 Ronald A. Ahrens

             /S/ DENNIS C. CAREY               Director                                  April 2, 2001
             ----------------------------
                 Dennis C. Carey

            /S/ RICHARD W. MILLER              Director                                  April 2, 2001
             ----------------------------
                Richard W. Miller

             /S/ F. WILLIAM SCHMIDT            Director                                  April 2, 2001
             ----------------------------
                 F. William Schmidt

             /S/ ROLF D. SCHMIDT               Director                                  April 2, 2001
             ----------------------------
                 Rolf D. Schmidt

             /S/ RANDY H. THURMAN              Director                                  April 2, 2001
             ----------------------------
                 Randy H. Thurman

                                  EXHIBIT INDEX

Exhibit
Number            Description
- ------            -----------

 3.1              Restated Certificate of Incorporation. (Exhibit 3.1)(1)
 3.2              Amendment to Restated Certificate of Incorporation. (Exhibit
                  3.2)(2)
 3.3              By-Laws. (Exhibit 3.2)(1)
10.1+             Supply and Distribution Rights Agreement, dated as of March
                  20, 1996, between Ethicon, Inc. and the Company. (Exhibit
                  10.8)(1)
10.2++*           Amended and Restated 1996 Equity Compensation Plan of the
                  Company.
10.3++            Employment Agreement, dated as of May 31, 1996, between Robert
                  V. Toni and the Company. (Exhibit 10.10)(1)
10.4++            Employment Agreement, dated as of May 31, 1996, between
                  Jeffrey G. Clark and the Company. (Exhibit 10.12)(1)
10.5++            Employment Agreement, dated as of May 31, 1996, between Joe B.
                  Barefoot and the Company. (Exhibit 10.13)(1)
10.6++            Consulting Agreement, dated as of May 31, 1996, between Steven
                  A. Kriegsman and the Company. (Exhibit 10.14)(1)
10.7              Registration Rights Agreement, dated as of May 31, 1996,
                  between Caratec, L.L.C. and the Company. (Exhibit 10.15)(1)
10.8              Registration Rights Agreement, dated as of May 31, 1996, among
                  Cacoosing Partners, L.P., OMI Partners, L.P., Triangle
                  Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Robert V.
                  Toni, Jeffrey G. Clark, Joe B. Barefoot and the Company.
                  (Exhibit 10.16)(1)
10.9              Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle
                  Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Caratec,
                  L.L.C., Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot,
                  Jeffery C. Basham, Jeffrey C. Leung, Anthony V. Seaber and the
                  Company. (Exhibit 10.17)(1)
10.10             Lease, dated February 14, 1997, between AP Southeast Portfolio
                  Partners, L.P. and the Company. (Exhibit 10.19)(2)
10.11             Master Lease Agreement, dated as of January 29, 1997, between
                  Transamerica Business Credit Corporation and the Company.
                  (Exhibit 10.20)(2)
10.12             Loan Agreement, dated November 14, 1997, between NationsBank,
                  N.A. and the Company. (Exhibit 10.15)(4)
10.13             Promissory Note, dated November 14, 1997, issued by the
                  Company to NationsBank, N.A. (Exhibit 10.16)(4)
10.14             Security Agreement, dated November 14, 1997, between the
                  Company and NationsBank, N.A. (Exhibit 10.17)(4)
10.15             Pledge Agreement, dated November 14, 1997, between the Company and NationsBank N.A. (Exhibit 10.18)(4)
10.16++           Employment Agreement, dated as of June 9, 1997, between
                  William M. Cotter and the Company. (Exhibit 10.19)(4)
10.17++           Employment Agreement, dated as of January 1, 1998, between
                  Anthony J. Sherbondy and the Company. (Exhibit 10.20)(4)
10.18++           Employment Agreement, dated as of February 18, 1998, between
                  Dennis D. Burns and the Company. (Exhibit 10.21)(4)
10.19             Amendment, dated August 15, 1997, to Lease, dated February 14,
                  1997, between AP Southeast Portfolio Partners, L.P. and the
                  Company. (Exhibit 10.22)(4)
10.20             Representative and Manufacturing Facility Agreement, dated
                  January 1, 1998, between Innocoll GmbH and the Company.
                  (Exhibit 10.23)(4)
10.21++           1999 Employee Stock Purchase Plan of the Company. (Exhibit
                  10.1)(5)
10.22++*          Employment Agreement, dated as of May 3, 2000, between Benny
                  Ward and the Company.
10.23#*           Distribution, Supply and Development Agreement, dated as of
                  December 21, 2000, between Colgate Oral Pharmaceuticals, Inc.
                  and the Company.
23.1*             Consent of PricewaterhouseCoopers LLP.
24.1*             Power of Attorney (included on signature page to this Annual
                  Report).

- -----------
*     Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the "Commission") pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
++    Compensation plans and arrangements for executives and others.
# Portions of this exhibit were omitted and filed separately with the Secretary of the Commission with the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72953) filed with the Commission on February 25, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.

        (d) Financial Statement Schedules.
            -----------------------------

        None.