Form 10-Q
period 2001-03-31
CLOSURE MEDICAL CORP
filed 2001-05-15
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  For the quarterly period ended March 31, 2001
                                                --------------

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748
                                                ---------

                           CLOSURE MEDICAL CORPORATION
                    ----------------------------------------
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

                                 (919) 876-7800
                  --------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                                                       No
             ---                                                         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                      Outstanding at May 11, 2001
       -----                                      ---------------------------
Common Stock, par value $0.01 per share                    13,447,410

                           CLOSURE MEDICAL CORPORATION

                                      INDEX


                                                                                                       Page Number
                                                                                                       -----------
PART I:  FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements

          Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000...............................3

          Statements of Operations (unaudited) for the three months ended March 31,
            2001 and 2000.....................................................................................4

          Statements of Cash Flows (unaudited) for the three months ended March 31,
            2001 and 2000.....................................................................................5

          Notes to Condensed Financial Statements (unaudited).................................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................................8

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk......................................12



PART II:  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................................................13

                          PART I- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)


                                                                          MARCH 31,     DECEMBER 31,
                                                                           2001            2000
                                                                           ----            ----
                                                                        (unaudited)
Assets
Cash and cash equivalents                                                 $     238      $   1,382
Short-term investments                                                        7,664          7,544
Restricted investments                                                        2,395          2,906
Accounts receivable                                                           2,074          1,322
Inventories                                                                     565            596
Prepaid expenses                                                                221            308
                                                                         -----------    -----------
   Total current assets                                                      13,157         14,058
Furniture, fixtures and equipment, net                                        6,449          6,598
Intangible assets, net                                                        1,616          1,483
                                                                         -----------    -----------
   Total assets                                                           $  21,222      $  22,139
                                                                         ===========    ===========


Liabilities and Stockholders' Equity
Accounts payable                                                          $   1,229      $   1,160
Accrued expenses                                                                662          1,525
Deferred revenue                                                                935          1,102
Capital lease obligations                                                       334            322
Short-term debt                                                               1,336          1,487
                                                                         -----------    -----------
   Total current liabilities                                                  4,496          5,596
Deferred revenue                                                              2,124          2,304
Capital lease obligations less current portion                                  244            332
                                                                         -----------    -----------
   Total liabilities                                                          6,864          8,232
                                                                         -----------    -----------

Commitments and Contingencies                                                     -              -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding.                                                         -              -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   13,446 and 13,428 shares issued and outstanding, respectively                135            134
Additional paid-in capital                                                   47,897         47,716
Accumulated deficit                                                         (33,674)       (33,943)
                                                                         -----------    -----------
   Total stockholders' equity                                                14,358         13,907
                                                                         -----------    -----------
   Total liabilities and stockholders' equity                             $  21,222      $  22,139
                                                                         ===========    ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                            THREE MONTHS ENDED
                                                                         MARCH 31,      MARCH 31,
                                                                           2001           2000*
                                                                           ----           -----
Product sales                                                             $   3,738      $   2,666
License and product development revenues                                        179            156
                                                                         -----------    -----------
     Total revenues                                                           3,917          2,822
Cost of products sold                                                         1,167            816
                                                                         -----------    -----------
     Gross profit                                                             2,750          2,006
                                                                         -----------    -----------
Research, development and regulatory affairs expenses                         1,280          1,466
General and administrative expenses                                           1,330          1,124
                                                                         -----------    -----------
     Total operating expenses                                                 2,610          2,590
                                                                         -----------    -----------
Income (loss) from operations                                                   140           (584)
Interest expense                                                                (46)           (58)
Investment and interest income                                                  175            180
                                                                         -----------    -----------
Income (loss) before cumulative effect of accounting
    change                                                                      269           (462)
Cumulative effect of accounting change                                            -         (2,656)
                                                                         -----------    -----------
Net income (loss)                                                         $     269      $  (3,118)
                                                                         ===========    ===========
Shares used in computation of net income (loss)
 per common share:
   Basic                                                                     13,441         13,353
                                                                         ===========    ===========
   Diluted                                                                   13,710         13,353
                                                                         ===========    ===========
Net income (loss) per common share- basic
   and diluted                                                            $    0.02      $   (0.23)
                                                                         ===========    ===========


*As amended, see the Company's Annual Report on Form 10-K for the year ended
 December 31, 2000.


              The accompanying notes are an integral part of these
                        condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            THREE MONTHS ENDED
                                                                          MARCH 31,      MARCH 31,
                                                                             2001          2000
                                                                             ----          ----
Cash flows from operating activities:
Net income (loss)                                                         $     269      $  (3,118)
Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
Cumulative effect of accounting change                                            -          2,656
Depreciation and amortization expense                                           251            225
Amortization of deferred compensation on stock options                            -             73
Loss on disposals of fixed assets                                                 -             12
Change in accounts receivable                                                  (752)          (224)
Change in inventories                                                            31           (145)
Change in prepaid expenses                                                       87             92
Change in accounts payable and accrued expenses                                (794)          (144)
Change in deferred revenue                                                     (347)          (378)
                                                                         -----------    -----------
Net cash used by operating activities                                        (1,255)          (951)
                                                                         -----------    -----------
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment                                  (97)           (52)
Investment in intangible assets                                                (138)           (83)
Purchases of investments                                                     (1,135)        (1,937)
Proceeds from the sale of investments                                         1,526          2,743
                                                                         -----------    -----------
Net cash provided by investing activities                                       156            671
                                                                         -----------    -----------
Cash flows from financing activities:
Repayment of debt                                                              (151)          (164)
Net proceeds from sale of common stock                                          182            175
Payments under capital lease obligations                                        (76)           (66)
                                                                         -----------    -----------
Net cash used by financing activities                                           (45)           (55)
                                                                         -----------    -----------
Decrease in cash and cash equivalents                                        (1,144)          (335)
Cash and cash equivalents at beginning of period                              1,382            508
                                                                         -----------    -----------
Cash and cash equivalents at end of period                                $     238      $     173
                                                                         ===========    ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          CLOSURE MEDICAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Organization

Closure Medical Corporation (the "Company" or "Closure") develops, manufactures and commercializes medical tissue adhesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.


2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. SFAS 133, as amended by SFAS 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and the adoption did not have a material impact on the results of operations or financial position of the Company.

In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a cumulative charge of $2,656,000, or ($0.20) per share, in the first quarter ended March 31, 2000. This cumulative change in accounting principle reflected the reversal of license fees and milestone payments that had been recognized in prior years. Under the new accounting method applied retroactively to January 1, 2000, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreement.


3.  Taxes

No provision for income taxes was required during the quarter ended March 31, 2001 due to the utilization of available net operating loss carryforwards generated in prior periods. Remaining deferred tax assets related to accumulated net operating loss carryforwards have been offset by a valuation allowance because their realization cannot be reasonably assured.

                          CLOSURE MEDICAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  Inventories

Inventories included the following (in thousands):


                                     March 31,              December 31,
                                      2001                      2000
                                      ----                      ----
Packaging                            $ 209                     $ 195
Raw materials                           47                        46
Work-in-process                        222                       301
Finished goods                          87                        54
                                     ------                    ------
                                     $ 565                     $ 596
                                     ======                    ======


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited, condensed financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

o  expectations with respect to generating revenue or maintaining profitability;

o the Company's ability to enter into additional marketing agreements and the ability of its existing marketing partners to successfully commercialize products incorporating the Company's technologies;

o the sufficiency of the Company's existing cash, cash equivalents and investments to finance its capital requirements for at least 212 months; and

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

Overview

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million. The Company has also funded its operations through sales of DERMABOND(R) Topical Skin Adhesive after the product received its CE Mark and U.S. Food and Drug Administration ("FDA") approval in August 1997 and August 1998, respectively.

Prior to 2001, the Company had been unprofitable since its inception and had incurred net losses in each year, including a net loss of approximately $3.6 million for the year ended December 31, 2000. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company's ability to generate significant revenue and maintain profitability will depend on its success in commercializing DERMABOND(R) adhesive, commercializing its line of over-the counter (OTC) products including SOOTHE-N-SEAL(TM) canker sore relief and LIQUIDERM(TM) liquid adhesive bandage, expanding its manufacturing capabilities, obtaining regulatory approvals or clearances for its products, developing and marketing new products, entering into additional marketing agreements where appropriate and the ability of its marketing partners to successfully commercialize products incorporating the Company's technologies. The Company may never generate significant revenue or become profitable on a sustained basis, if at all.

In August 1998, the Company was granted approval from the FDA of its premarket approval application to market DERMABOND(R) adhesive in the United States. DERMABOND(R) adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND(R) adhesive to Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND(R) adhesive to Ethicon to support its launch in European Union countries. DERMABOND(R) adhesive is currently marketed by Ethicon in the U.S. and approximately 35 countries outside the U.S., including Japan.

In July 1999, the Company was awarded its first United States Patent related to DERMABOND(R) adhesive. The invention covered in this patent capitalizes on the ability of the Company's adhesive technology to be manipulated in a manner that enhances product performance by controlling the setting time and extending the shelf-life of the material. The award of the patent increases royalty revenue on sales of DERMABOND(R) adhesive in the United States under the supply and distribution agreement with Ethicon.

In 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL(TM) adhesive, which is the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In a 155-patient multi-center clinical trial, SOOTHE-N-SEAL(TM) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers as well as providing a protective barrier that shields the ulcer from irritation due to eating and drinking. SOOTHE-N-SEAL(TM) adhesive utilizes the same proprietary technology as the Company's professional product, DERMABOND(R) adhesive. In December 2000, the Company entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. ("Colgate") with exclusive worldwide supply, distribution and development rights to the Company's SOOTHE-N-SEAL(TM) adhesive technology. During first quarter 2001, Colgate began the launch of SOOTHE-N-SEAL(TM) adhesive to both professionals and consumers.

In January 2001, the Company received FDA clearance to market LIQUIDERM(TM) adhesive, which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. The approval is based in part on the findings of a multi-center, 162-patient clinical trial which demonstrated the effectiveness of Closure's proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trial it was found that LIQUIDERM(TM) adhesive speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. The Company is currently in negotiations with a potential marketing partner and expects to sign an agreement by mid-year 2001 for the supply, distribution and development rights to LIQUIDERM(TM) adhesive. The negotiations include rights to its LIQUIDERM(TM) adhesive and its overall OTC wound care platform, including distribution rights to all present and future products, except for SOOTHE-N-SEAL(TM) adhesive.

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

Results of Operations

Product sales were $3.7 million for the three months ended March 31, 2001, compared to $2.7 million for the three months ended March 31, 2000. The increase is primarily a result of increased sales of DERMABOND(R) adhesive, which included a new line extension, a chiseled tip configuration, during the quarter ended March 31, 2001. In addition, the first quarter of 2001 included initial product sales of SOOTHE-N-SEAL(TM) adhesive. Total revenues for the three months ended March 31, 2001 were $3.9 million compared to $2.8 million for the corresponding period of 2000. Included in total revenues is license and product development revenue of $179,000 and $156,000 for the period ended March 31, 2001 and March 31, 2000, respectively.

Cost of products sold was $1.2 million for the three months ended March 31, 2001 compared to $816,000 for the same period of 2000. Cost of products sold as a percentage of product sales remained constant at 31% for the three months ended March 31, 2001 and 2000.

Operating expenses were $2.6 million for the three months ended March 31, 2001 and March 31, 2000. Although operating expenses remained constant from quarter to quarter, research, development and regulatory affairs expenses decreased by $186,000 whereas general and administrative expenses increased by $206,000. The decrease in research, development and regulatory affairs was primarily attributable to decreased clinical trial expenses, related to LIQUIDERM(TM) adhesive, and reduced outside professional services. General and administrative expenses increased during the 2001 period due to greater professional services.

Interest expense was $46,000 for the three months ended March 31, 2001, compared to $58,000 for the three months ended March 31, 2000. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments.

Investment and interest income was $175,000 for the three months ended March 31, 2001, compared to $180,000 for the same period of 2000.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through March 31, 2001, the Company has raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In May 2001, the remaining term loan balance of approximately $1.3 million and the Company's $3.0 million line of credit will mature. The Company expects to refinance the term loan and renew the line of credit under terms similar to the existing agreements. As of March 31, 2001, there were no borrowings against the line of credit.

At March 31, 2001, net working capital was approximately $8.7 million versus net working capital of $8.5 million at December 31, 2000. At March 31, 2001, the Company's working capital included $10.3 million of cash, cash equivalents and investments, a decrease of $1.5 million from $11.8 million at December 31, 2000. This decrease resulted primarily from the timing of shipments, specifically a new DERMABOND(R) adhesive line extension utilizing a chiseled tip configuration, which occurred later in the quarter and the seasonal payment of accrued liabilities.

Net cash provided by investing activities was $156,000 for the three months ended March 31, 2001 compared to $671,000 for the same period in 2000. During the three months ended March 31, 2001 and March 31, 2000, cash was provided by the net sale of investments offset by the investment in other long-term assets.

Net cash used by financing activities was $45,000 and $55,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. The Company's primary financing activities during the three months ended March 31, 2001 and March 31, 2000 were the repayments of its term loan and capital lease obligations offset by proceeds from the sale of common stock under the Company's stock option and other benefit plans.

The Company believes that existing cash, cash equivalents and investments, which totaled approximately $10.3 million at March 31, 2001, will be sufficient to finance its capital requirements for at least 12 months. In May 2001, the Company's $3.0 million line of credit for working capital purposes will mature and is expected to be renewed at that time. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and successfully commercialize its lead product, DERMABOND(R) adhesive and other products, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for the Company's future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreements with Ethicon for DERMABOND(R) adhesive and Colgate for SOOTHE-N-SEAL(TM) adhesive, and establish and maintain new marketing agreements, (v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and (viii) general economic conditions. The Company may be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings, additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's capital lease obligations, term loan, and working capital line of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity



The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. The Company does not use interest rate derivative instruments to manage exposure to interest changes. At March 31, 2001, the Company's total portfolio consisted of approximately $10.3 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

                           PART II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               A Form 8-K was filed on January 11, 2001 disclosing the script presented during the Company's 2001 Financial Outlook Conference Call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CLOSURE MEDICAL CORPORATION



Date: May 15, 2001         By: \s\ Robert V. Toni
                              --------------------------------------------------
                              Robert V. Toni
                              President and Chief Executive Officer



Date: May 15, 2001         By: \s\ Benny Ward
                               -------------------------------------------------
                               Benny Ward
                               Vice President of Finance and Chief Financial Officer