Form 10-Q
period 2001-06-30
CLOSURE MEDICAL CORP
filed 2001-08-13
CIK 1016006

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

         Yes X                                                  No
            ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at August 10, 2001
             -----                                ------------------------------

Common Stock, par value $0.01 per share                       13,490,736

                           CLOSURE MEDICAL CORPORATION

                                      INDEX


                                                                                    Page Number
                                                                                    -----------
PART I:     FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

             Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000.........3

             Statements of Operations (unaudited) for the three months ended June 30,
                2001 and 2000 and for the six months ended June 30, 2001 and  2000........4

             Statements of Cash Flows (unaudited) for the six months ended June 30,
                2001 and 2000.............................................................5

             Notes to Condensed Financial Statements (unaudited)..........................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............13



PART II:     OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders....................14

         Item 6.  Exhibits and Reports on Form 8-K.......................................14

                          PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2001             2000
                                                                          ----             ----
                                                                      (unaudited)
Assets
Cash and cash equivalents                                               $  1,772         $  1,382
Short-term investments                                                     7,763            7,544
Restricted investments                                                     2,176            2,906
Accounts receivable                                                        1,406            1,322
Inventories                                                                  757              596
Prepaid expenses                                                             210              308
                                                                        --------         --------
   Total current assets                                                   14,084           14,058
Furniture, fixtures and equipment, net                                     6,391            6,598
Intangible assets, net                                                     1,745            1,483
                                                                        --------         --------
   Total assets                                                         $ 22,220         $ 22,139
                                                                        ========         ========


Liabilities and Stockholders' Equity
Accounts payable                                                        $  1,341         $  1,160
Accrued expenses                                                           1,087            1,525
Deferred revenue                                                             950            1,102
Capital lease obligations                                                    363              322
Short-term debt                                                            1,236            1,487
                                                                        --------         --------
   Total current liabilities                                               4,977            5,596
Deferred revenue                                                           2,112            2,304
Capital lease obligations less current portion                               136              332
                                                                        --------         --------
   Total liabilities                                                       7,225            8,232
                                                                        --------         --------

Commitments and contingencies                                               --               --

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                    --               --
Common Stock, $.01 par value.  Authorized 35,000 shares;
   13,469 and 13,428 shares issued and outstanding, respectively             135              134
Additional paid-in capital                                                48,093           47,716
Accumulated deficit                                                      (33,233)         (33,943)
                                                                        --------         --------
   Total stockholders' equity                                             14,995           13,907
                                                                        --------         --------
   Total liabilities and stockholders' equity                           $ 22,220         $ 22,139
                                                                        ========         ========

         The accompanying notes are an integral part of these condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,     JUNE 30,       JUNE 30,       JUNE 30,
                                                              2001        2000*           2001          2000*
                                                              ----        -----           ----          -----
Product sales                                              $  4,227      $  3,072       $  7,965      $  5,738
License and product development revenues                        181           156            360           312
                                                           --------      --------       --------      --------
     Total revenues                                           4,408         3,228          8,325         6,050
Cost of products sold                                         1,166           981          2,334         1,797
                                                           --------      --------       --------      --------
      Gross profit                                            3,242         2,247          5,991         4,253
                                                           --------      --------       --------      --------
Research, development and regulatory affairs expenses         1,455         1,600          2,735         3,066
General and administrative expenses                           1,444         1,257          2,773         2,381
                                                           --------      --------       --------      --------
      Total operating expenses                                2,899         2,857          5,508         5,447
                                                           --------      --------       --------      --------
Income (loss) from operations                                   343          (610)           483        (1,194)
Interest income, net                                            108           122            237           244
                                                           --------      --------       --------      --------
Income (loss) before income taxes                               451          (488)           720          (950)
Provision for income taxes                                       10          --               10          --
                                                           --------      --------       --------      --------
Income (loss) before cumulative effect of accounting
    change                                                      441          (488)           710          (950)
Cumulative effect of accounting change                         --            --             --          (2,656)
                                                           --------      --------       --------      --------
Net income (loss)                                          $    441      $   (488)      $    710      $ (3,606)
                                                           ========      ========       ========      ========

Shares used in computation of net income (loss) per common share:

     Basic                                                   13,450        13,380         13,445        13,367
                                                           ========      ========       ========      ========
     Diluted                                                 13,722        13,380         13,722        13,367
                                                           ========      ========       ========      ========

Net income (loss) per common share- basic
  and diluted                                              $   0.03      $  (0.04)      $   0.05      $  (0.27)
                                                           ========      ========       ========      ========

* As amended, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying notes are an integral part of these condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            SIX MONTHS ENDED
                                                                        JUNE 30,          JUNE 30,
                                                                          2001              2000
                                                                          ----              ----
Cash flows from operating activities:

Net income (loss)                                                       $    710         $ (3,606)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
Cumulative effect of accounting change                                      --              2,656
Depreciation and amortization expense                                        504              458
Amortization of deferred compensation on stock options                      --                 73
Loss on disposals of fixed assets                                           --                 12
Change in accounts receivable                                                (84)            (457)
Change in inventories                                                       (161)            (102)
Change in prepaid expenses                                                    98              112
Change in accounts payable and accrued expenses                             (257)             409
Change in deferred revenue                                                  (344)            (550)
                                                                        --------         --------
Net cash provided (used) by operating activities                             466             (995)
                                                                        --------         --------

Cash flows from investing activities:

Purchases of furniture, fixtures and equipment                              (288)            (170)
Investment in intangible assets                                             (271)            (206)
Purchases of investments                                                  (4,125)          (2,750)
Proceeds from the sale of investments                                      4,636            3,902
                                                                        --------         --------
Net cash provided (used) by investing activities                             (48)             776
                                                                        --------         --------

Cash flows from financing activities:

Repayment of debt                                                           (251)            (313)
Net proceeds from sale of common stock                                       378              363
Payments under capital lease obligations                                    (155)            (135)
                                                                        --------         --------
Net cash used by financing activities                                        (28)             (85)
                                                                        --------         --------
Increase (decrease) in cash and cash equivalents                             390             (304)
Cash and cash equivalents at beginning of period                           1,382              508
                                                                        --------         --------
Cash and cash equivalents at end of period                              $  1,772         $    204
                                                                        ========         ========

         The accompanying notes are an integral part of these condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization

Closure Medical Corporation (the "Company" or "Closure") develops, manufactures and commercializes medical tissue adhesive products based on its proprietary medical-grade cyanoacrylate technology to be used for human and veterinary wound closure. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

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

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. The Company does not expect that the adoption of SFAS Nos. 141 and 142 will have any impact on its financial statements or results of operations.

3.  Income Taxes

During the three months ended June 30, 2001, the Company recorded a provision for income taxes totaling $10,000, which represents alternative minimum taxes. The Company utilized a portion of its net operating loss carryforwards to offset the current year taxes. At June 30, 2001, the Company has provided a full valuation allowance on all deferred tax assets, consisting primarily of net operating loss and research and development carryforwards, because of uncertainty regarding their realization.

                           CLOSURE MEDICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  Inventories

Inventories included the following (in thousands):

                             June 30,         December 31,
                              2001               2000
                              ----               ----

Packaging                     $270               $195
Raw materials                  106                 46
Work-in-process                376                301
Finished goods                   5                 54
                              ----               ----
                              $757               $596
                              ====               ====


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

 .  expectations with respect to generating revenue or maintaining profitability;

 . the Company's ability to enter into additional marketing agreements and the ability of its existing marketing partners to successfully commercialize products incorporating the Company's technologies;

 . the sufficiency of the Company's existing cash, cash equivalents and investments to finance its capital requirements for at least 12 months; and

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

Overview

Since its inception in May 1990, the Company has been developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. The Company's products are based on its proprietary cyanoacrylate technology, and a substantial portion of the Company's historical expenses have consisted of research and development and clinical trial expenses. Through September 25, 1996, the effective date of the Company's initial public offering, the Company had funded its operations with cash borrowed from Sharpoint Development Corporation ("Sharpoint"), sales of Octyldent(R) and Nexaband(R) products, and license and product development revenues from marketing partners. On September 30, 1996, the Company completed its initial public offering, issuing 2,550,000 shares of Common Stock and generating net proceeds of approximately $17.9 million. On April 2, 1997, the Company completed a follow-on public offering, issuing 1,025,000 shares of Common Stock and generating net proceeds of approximately $12.0 million. After the Company received its CE Mark and U.S. Food and Drug Administration ("FDA") approval in August 1997 and August 1998, respectively, for DERMABOND Topical Skin Adhesive, it began to fund a significant portion of it operations through sales of the product.

Prior to 2001, the Company had been unprofitable since its inception and had incurred net losses in each year, including a net loss of approximately $3.6 million for the year ended December 31, 2000. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities. The Company's ability to generate significant revenue and maintain profitability will depend on its success in commercializing DERMABOND adhesive, commercializing its line of over-the counter ("OTC") products including SOOTHE-N-SEAL(TM) canker sore relief and LIQUIDERM(TM) liquid adhesive bandage, expanding its manufacturing capabilities, obtaining regulatory approvals or clearances for its products, developing and marketing new products, entering into additional marketing agreements where appropriate and the ability of its marketing partners to successfully commercialize products incorporating the Company's technologies. There is no guarantee that the Company will continue to sustain its current profitability or become increasingly profitable.

PRODUCTS

DERMABOND adhesive
------------------

DERMABOND adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. In March 1996, Closure licensed exclusive worldwide marketing and distribution rights for DERMABOND adhesive to Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson. In August 1998, the Company was granted approval from the FDA of its premarket approval application to market DERMABOND adhesive in the United States. In August 1997, Closure received CE Mark approval allowing the Company to ship DERMABOND adhesive to Ethicon to support its launch in European Union countries. DERMABOND adhesive is currently marketed by Ethicon in the U.S. and approximately 35 countries outside the U.S., including Japan. In the first quarter of 2001, the Company released its first DERMABOND adhesive line extension which utilizes a "chisel tip" configuration allowing for a fine-line application as compared to the broad-line application of the original "dome tip". In addition, the Company anticipates the release of an additional DERMABOND adhesive line extension in the fourth quarter of 2001.

In July 1999, the Company was awarded its first United States Patent related to DERMABOND adhesive. The invention covered in this patent capitalizes on the ability of the Company's adhesive technology to be manipulated in a manner that enhances product performance by controlling the setting time and extending the shelf-life of the material. In September 2000, the Company was awarded its first international patent related to the DERMABOND adhesive composition. The awards of these patents increase the Company's royalty revenue on sales of DERMABOND adhesive in the United States and internationally under the supply and distribution agreement with Ethicon.

SOOTHE-N-SEAL(TM) adhesive
--------------------------

In 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL(TM) adhesive, which is the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In a 155-patient multi-center clinical trial, SOOTHE-N-SEAL(TM) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers, as well as providing a protective barrier that shields the ulcer from irritation due to eating and drinking. SOOTHE-N-SEAL(TM) adhesive utilizes the same proprietary technology as the Company's professional product, DERMABOND adhesive. In December 2000, the Company entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. ("Colgate") with exclusive worldwide supply, distribution and development rights to the Company's SOOTHE-N-SEAL(TM) adhesive technology. During the first quarter of 2001, Colgate began the launch of SOOTHE-N-SEAL(TM) adhesive to both professionals and consumers. SOOTHE-N-SEAL(TM) adhesive is currently available in national retail stores such as Wal-Mart, Eckerd Drug and Rite-Aid with plans to expand distribution to consumer outlets such as Walgreens, American Stores, Kmart, Target and Albertsons within the next several months.

LIQUIDERM(TM) adhesive
----------------------

In January 2001, the Company received FDA clearance to market LIQUIDERM(TM) adhesive, which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. The approval is based in part on the findings of a multi-center, 162-patient clinical trial which demonstrated the effectiveness of Closure's proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trial, it was found that LIQUIDERM(TM) adhesive speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. The Company has entered into an agreement providing Johnson & Johnson Consumer Products Company ("CPC") with worldwide supply, distribution and development rights to its LIQUIDERM(TM) adhesive technology. The agreement includes rights to its LIQUIDERM(TM) adhesive and future OTC products, except for SOOTHE-N-SEAL(TM) adhesive. The Company anticipates shipping LIQUIDERM(TM) adhesive to CPC during the fourth quarter of 2001 to provide for CPC's consumer launch of the product in the first quarter 2002.

NEXABAND(R) adhesive
--------------------

The Company has two topical tissue adhesive products, sold since 1990, under the NEXABAND(R) trade name and used in veterinary wound closure and wound care. In July 2001, the Company entered into an agreement providing Abbott Laboratories ("Abbott") with worldwide supply, distribution and development rights to the NEXABAND(R) product line. In accordance with the agreement, Abbott has been granted immediate worldwide distribution rights of NEXABAND(R) adhesives excluding the United States and Canada. Upon the expiration of the Company's prior distribution arrangement in the second quarter of 2002, Abbott can begin the distribution of NEXABAND(R) products in the United States and Canada.

PRODUCTS IN DEVELOPMENT

The Company is currently developing additional nonabsorbable and absorbable tissue adhesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

Nonabsorbable
-------------

The Company is currently developing a liquid occlusive dressing to treat partial thickness wounds such as skin tears and pressure, diabetic and venous ulcers. The transparent formulation permits wound assessment and is being developed to adhere directly to the wound bed tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin and provide a barrier to infection. The Company has completed necessary animal research and expects to complete its 10-patient human pilot clinical study for bedsores during the third quarter of 2001 and has started a 10-patient human pilot clinical study for the treatment of skin tears. Assuming positive outcomes from the two pilot studies, the Company anticipates the initiation of a definitive, multi-center clinical study allowing for FDA approval through the 510K premarket clearance process.

In February 2001, the Company entered into a Cooperative Research and Development Agreement with Walter Reed Army Medical Center ("WRAMC") and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema ("Endobronchial LVR"). Currently, surgeons perform lung volume reduction surgery through open chest surgery which involves removing the diseased lung and allowing healthier lung tissue to expand into the vacated space. The Company is developing a unique and proprietary medical adhesive to be used in the Endobronchial LVR to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and make room for healthier lung tissue to expand. In a recently completed feasibility study at WRAMC, the adhesive was placed in the lungs of 10 goats using a bronchoscope and a small catheter. All 10 goats achieved lung volume reduction. The next phase of animal research will focus on optimizing the Endobronchial LVR procedure and formulation prior to entering human clinical trials.

Absorbable
----------

In 1998, Closure established its Internal Adhesives Division ("IAD"), which has dedicated scientists with extensive device development experience in order to develop its absorbable/degradable adhesive products. The IAD has created several biocompatible cyanoacrylate formulations that have potential to be used for internal tissue bonding applications. The IAD is currently performing synthesis, formulation design, development of analytical methods and in-vitro testing in order to establish the characteristics of the unique biocompatible cyanoacrylate formulations. Through collaborations with leading research institutions, the formulations are being evaluated using in-vivo models to assess potential surgical use in a broad range of soft and hard tissue applications. Any future absorbable products will require further development, clinical trials and regulatory clearance or approval prior to commercialization.

Results of Operations

Total revenues for the three months ended June 30, 2001 were $4.4 million compared to $3.2 million for the corresponding period of 2000. For the six months ended June 30, 2001 and 2000, total revenues were $8.3 million and $6.1 million, respectively, which included license and product development revenue of $360,000 and $312,000, respectively. Product sales were $4.2 million for the three months ended June 30, 2001, compared to $3.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, product sales were $8.0 million compared to $5.7 million for the same period of 2000. The increase is primarily the result of increased sales of DERMABOND adhesive, as well as continued product launch sales of SOOTHE-N-SEAL(TM) adhesive.

Cost of products sold was $1.2 million for the three months ended June 30, 2001 compared to $981,000 for the same period of 2000. For the six months ended June 30, 2001, cost of products sold was $2.3 million compared to $1.8 million for the same period of 2000. Cost of products sold as a percentage of product sales decreased to 28% for the three months ended June 30, 2001 compared to 32% during the same period of 2000. In addition, cost of products sold as a percentage of product sales decreased to 29% for the six months ended June 30, 2001 compared to 31% for the six months ended June 30, 2000. These decreases were a result of increased production utilizing additional manufacturing capacity. The Company expects gross margin percentages for the third quarter of 2001 to be consistent with those experienced in previous quarters. However, in the fourth quarter of 2001, the overall product mix will include a greater percentage of lower gross margin consumer products primarily as a result of initial shipments of LIQUIDERM(TM) adhesive as well as SOOTHE-N-SEAL(TM) adhesive sample production. This shift in product mix is expected to decrease overall gross margin percentages below historical levels, which the Company anticipates to continue until production volumes increase and related efficiencies can be achieved.

Operating expenses were $2.9 million for both the three months ended June 30, 2001 and June 30, 2000. For the six months ended June 30, 2001 and 2000, operating expenses were $5.5 million and $5.4 million, respectively. Although operating expenses remained consistent for the three and six-month periods ended June 30, 2001 and 2000, research, development and regulatory affairs expenses decreased during the 2001 period primarily due to decreased clinical trial expenses related to LIQUIDERM(TM) adhesive and reduced outside professional services whereas general and administrative expenses increased during the 2001 period due to greater professional services expenses.

Interest expense was $36,000 for the three months ended June 30, 2001, compared to $62,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, interest expense decreased to $82,000 from $120,000 for the six months ended June 30, 2000. This decrease was primarily the result of the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments as well as the decline in interest rates.

Investment and interest income was $144,000 for the three months ended June 30, 2001, compared to $184,000 for the same period of 2000. For the six months ended June 30, 2001 and 2000, investment and interest income was $319,000 and $364,000, respectively. This decrease is primarily attributable to lower investment yields as a result of market interest rate changes during 2001 and reduced investment balances.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through June 30, 2001, the Company has raised approximately $30.0 million from equity financings. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In June 2001, the remaining term loan balance of approximately $1.2 million and the Company's $3.0 million line of credit were renewed for one year under terms similar to the existing agreements. The term loan agreement requires the Company to maintain no less than fifty percent of the outstanding principal balance of the loan, approximately $600,000 at June 30, 2001, in an investment account of the lender whereas the line of credit agreement requires the Company to secure $1.5 million in an investment account of the lender at all times. As of June 30, 2001, there were no borrowings against the line of credit.

Cash provided by operating activities was $466,000 for the six months ended June 30, 2001, compared to cash used by operating activities of $995,000 during the same period of 2000, primarily due to increased sales and earnings during the 2001 period versus a loss in the 2000 period.

Net cash used by investing activities was $48,000 for the six months ended June 30, 2001 compared to net cash provided by investing activities of $776,000 for the same period in 2000. The change in net cash flow from investing activities between periods was due to reduced net sales of investments coupled with the increased investment in long-term equipment and intangible assets.

Net cash used by financing activities was $28,000 and $85,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The Company's primary financing activities during the six months ended June 30, 2001 and June 30, 2000 were the repayments of its term loan and capital lease obligations offset by proceeds from the sale of common stock under the Company's stock option and other benefit plans.

The Company believes that existing cash, cash equivalents and investments, which totaled approximately $11.7 million at June 30, 2001, will be sufficient to finance its capital requirements for at least 12 months. In June 2001, the Company renewed for a period of one year its $3.0 million line of credit for working capital purposes. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and successfully commercialize its lead product, DERMABOND adhesive and other products, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for the Company's future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreements with Ethicon for DERMABOND adhesive, Colgate for SOOTHE-N-SEAL(TM) adhesive and CPC for LIQUIDERM(TM) adhesive, and establish and maintain new marketing agreements,
(v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals and
(viii) general economic conditions. The Company may be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings, additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's capital lease obligations, term loan, and working capital line of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2001, the Company's total portfolio consisted of approximately $11.7 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

Foreign Currency Exchange Risk

The Company's international sales and related royalties of DERMABOND adhesive are based on sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.


                           PART II- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 19, 2001. At the Meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2004 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee         For       Withheld
---------------         ---       --------
Ronald A. Ahrens     12,638,171   263,482
Richard W. Miller    12,638,171   263,482
Rolf D. Schmidt      12,638,171   263,482

The terms of office of the following directors continued after the Meeting in accordance with the Company's Certificate of Incorporation: Randy H. Thurman, Robert V. Toni, Dennis C. Carey and F. William Schmidt.

Also at the Meeting, the stockholders of the Company approved and ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001. The results of the voting on such matters were as follows:

      For          Against    Abstentions or Broker Non-Votes
      ---          -------    -------------------------------
  12,885,757       13,399                 2,497


Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

                    None

    (b)   Reports on Form 8-K.

          A Form 8-K was filed on June 22, 2001 disclosing the Licensing, Distribution and Supply Agreement between the Company and Johnson & Johnson Consumer Companies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLOSURE MEDICAL CORPORATION



Date: August 13, 2001            By: /s/ Robert V. Toni
                                     ------------------------------------------
                                     Robert V. Toni
                                     President and Chief Executive Officer

Date: August 13, 2001            By: /s/  Benny Ward
                                     ------------------------------------------
                                     Benny Ward
                                     Vice President of Finance and Chief
                                       Financial Officer