Form 10-Q
period 2001-09-30
CLOSURE MEDICAL CORP
filed 2001-11-14
CIK 1016006

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                                               ------------------
                                       or

 ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)


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

            Yes X                                                   No
                -

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at November 9, 2001
                -----                        -------------------------------


Common Stock, par value $0.01 per share                 13,491,738

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                                      Page Number
                                                                                                      -----------
PART I:  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

             Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000                          3

             Statements of Operations (unaudited) for the three months ended
                September 30, 2001 and 2000 and for the nine months ended
                September 30, 2001 and 2000                                                                     4

             Statements of Cash Flows (unaudited) for the nine months ended September 30,
                2001 and 2000                                                                                   5

             Notes to Condensed Financial Statements (unaudited)                                                6

         Item 2.     Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      8

         Item 3.     Quantitative and Qualitative Disclosure about Market Risk                                 13



PART II:  OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                                                          14

                         PART I- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                            SEPTEMBER 30,                     DECEMBER 31,
                                                                                2001                              2000
                                                                                ----                              ----
                                                                             (unaudited)
Assets
Cash and cash equivalents                                          $                         500    $                        1,382
Short-term investments                                                                     7,845                             7,544
Restricted investments                                                                     2,109                             2,906
Accounts receivable                                                                        2,934                             1,322
Inventories                                                                                1,165                               596
Prepaid expenses                                                                             103                               308
                                                                     ----------------------------     -----------------------------
   Total current assets                                                                   14,656                            14,058
Furniture, fixtures and equipment, net                                                     6,276                             6,598
Intangible assets, net                                                                     2,481                             1,483
                                                                     ----------------------------     -----------------------------
   Total assets                                                    $                      23,413    $                       22,139
                                                                     ============================     =============================


Liabilities and Stockholders' Equity
Accounts payable                                                   $                       1,469    $                        1,160
Accrued expenses                                                                           1,327                             1,525
Deferred revenue                                                                             920                             1,102
Capital lease obligations                                                                    359                               322
Short-term debt                                                                            1,086                             1,487
                                                                     ----------------------------     -----------------------------
   Total current liabilities                                                               5,161                             5,596
Long-term liabilities                                                                        125                                 -
Deferred revenue                                                                           2,095                             2,304
Capital lease obligations less current portion                                                58                               332
                                                                     ----------------------------     -----------------------------
   Total liabilities                                                                       7,439                             8,232
                                                                     ----------------------------     -----------------------------

Commitments and contingencies                                                                  -                                 -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                                       -                                 -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   13,491 and 13,428 shares issued and outstanding, respectively                             135                               134
Additional paid-in capital                                                                48,388                            47,716
Accumulated deficit                                                                      (32,549)                          (33,943)
                                                                     ----------------------------     -----------------------------
   Total stockholders' equity                                                             15,974                            13,907
                                                                     ----------------------------     -----------------------------
   Total liabilities and stockholders' equity                      $                      23,413    $                       22,139
                                                                     ============================     =============================

         The accompanying notes are an integral part of these condensed financial statements.

                          CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                            2001                2000*                 2001                2000*
                                                            ----                -----                 ----                -----
Product sales                                           $       4,687        $       3,565        $      12,652        $      9,303
License and product development revenues                          186                  156                  546                 468
                                                        -------------        -------------        -------------        ------------
     Total revenues                                             4,873                3,721               13,198               9,771
Cost of products sold                                           1,466                  950                3,799               2,747
                                                        -------------        -------------        -------------        ------------
      Gross profit                                              3,407                2,771                9,399               7,024
                                                        -------------        -------------        -------------        ------------
Research, development and regulatory affairs expenses           1,443                1,439                4,178               4,505
General and administrative expenses                             1,383                1,544                4,157               3,925
                                                        -------------        -------------        -------------        ------------
      Total operating expenses                                  2,826                2,983                8,335               8,430
                                                        -------------        -------------        -------------        ------------
Income (loss) from operations                                     581                 (212)               1,064              (1,406)
Interest income, net                                              114                  125                  351                 369
                                                        -------------        -------------        -------------        ------------
Income (loss) before income taxes                                 695                  (87)               1,415              (1,037)
Provision for income taxes                                         11                    -                   21                   -
                                                        -------------        -------------        -------------        ------------
Income (loss) before cumulative effect of accounting
    change                                                        684                  (87)               1,394              (1,037)
Cumulative effect of accounting change                              -                    -                    -              (2,656)
                                                        -------------        -------------        -------------        ------------
Net income (loss)                                       $         684        $         (87)       $       1,394        $     (3,693)
                                                        =============        =============        =============        ============
Shares used in computation of net income (loss)
  per common share:
     Basic                                                     13,484               13,407               13,459              13,380
                                                        =============        =============        =============        ============
     Diluted                                                   13,814               13,407               13,767              13,380
                                                        =============        =============        =============        ============
Net income (loss) per common share- basic
     and diluted                                        $        0.05        $       (0.01)       $        0.10        $      (0.28)
                                                        =============        =============        =============        ============

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

                          CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                                                    2001                                 2000*
                                                                                ------------                          -------------
Cash flows from operating activities:
Net income (loss)                                                               $      1,394                          $     (3,693)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
Cumulative effect of accounting change                                                     -                                 2,656
Depreciation and amortization expense                                                    805                                   696
Amortization of deferred compensation on stock options                                     -                                    73
Loss on disposals of fixed assets                                                         58                                    12
Loss on disposals of intangible assets                                                    95                                     -
Change in accounts receivable                                                         (1,612)                                 (649)
Change in inventories                                                                   (569)                                 (139)
Change in prepaid expenses                                                               205                                   195
Change in accounts payable, accrued expenses
   and long-term liabilities                                                             236                                   743
Change in deferred revenue                                                              (391)                                 (684)
                                                                                -------------                         -------------
Net cash provided (used) by operating activities                                         221                                  (790)
                                                                                -------------                         -------------
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment                                          (513)                                 (329)
Investment in intangible assets                                                       (1,121)                                 (348)
Purchases of investments                                                              (6,106)                               (4,377)
Proceeds from the sale of investments                                                  6,602                                 5,682
                                                                                -------------                         -------------
Net cash provided (used) by investing activities                                      (1,138)                                  628
                                                                                -------------                         -------------
Cash flows from financing activities:
Repayment of debt                                                                       (401)                                 (464)
Net proceeds from sale of common stock                                                   673                                   504
Payments under capital lease obligations                                                (237)                                 (206)
                                                                                -------------                         -------------
Net cash provided (used) by financing activities                                          35                                  (166)
                                                                                -------------                         -------------
Increase (decrease) in cash and cash equivalents                                        (882)                                 (328)
Cash and cash equivalents at beginning of period                                       1,382                                   508
                                                                                -------------                         -------------
Cash and cash equivalents at end of period                                      $        500                          $        180
                                                                                =============                         =============

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

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company has adopted SFAS No. 141 and the adoption did not have any financial impact on the Company's financial statements or results of operations. The Company intends to adopt SFAS No. 142 as of January 1, 2002 and does not expect that the adoption will have any impact on its financial statements or results of operations.

In June 2001, the FASB issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is assessing the impact, if any, on the Company's financial statements or results of operations.

In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The Company is assessing the impact, if any, on the Company's financial statements or results of operations.

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

                          CLOSURE MEDICAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Income Taxes

During the three months ended September 30, 2001, the Company recorded a provision for income taxes of $11,000, which represents alternative minimum taxes. The Company utilized a portion of its net operating loss carryforwards to offset current year taxes. At September 30, 2001, the Company has provided a full valuation allowance on all deferred tax assets, consisting primarily of net operating loss and research and development carryforwards, because of uncertainty regarding their realization.

4.  Inventories

Inventories included the following (in thousands):

                            September 30,               December 31,
                               2001                        2000
                               ----                        ----

Packaging                   $        385                $        195
Raw materials                         76                          46
Work-in-process                      383                         301
Finished goods                       321                          54
                            ------------                ------------
                            $      1,165                $        596
                            ============                ============


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

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about the following:

o The risk that the tragedies of September 11, 2001 and their aftermath will have an adverse effect on markets and businesses and exacerbate the following risks and uncertainties;

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

The Company's ability to generate significant revenue and sustain profitability will depend on its success in commercializing DERMABOND adhesive, commercializing its line of over-the counter ("OTC") products including SOOTHE-N-SEAL(TM) canker sore relief and LIQUIDERM(TM) liquid adhesive bandage, expanding its manufacturing capabilities, obtaining regulatory approvals or clearances for its products, developing and marketing new products, entering into additional marketing agreements where appropriate and the ability of its marketing partners to successfully commercialize products incorporating the Company's technologies. There is no guarantee that the Company will continue to sustain its current profitability or become increasingly profitable.

Products

DERMABOND adhesive
------------------
DERMABOND adhesive, which is used to replace sutures, staples and adhesive strips for closing certain topical incisions and lacerations, is the first such product to be approved by the FDA for the U.S. market. Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, was licensed exclusive worldwide marketing and distribution rights for DERMABOND adhesive which is currently marketed in the U.S. and approximately 35 countries outside the U.S., including Japan. In the first quarter of 2001, the Company released its first DERMABOND adhesive line extension which utilizes a "chisel tip" configuration allowing for a fine-line application as compared to the broad-line application of the original "dome tip". In the third quarter of 2001, the Company shipped its second DERMABOND adhesive line extension, an increased viscosity formulation ("HVD"), to Ethicon for distribution internationally. Upon approval from the FDA of the Company's recently filed premarket approval ("PMA") supplement, HVD will be available for distribution in the U.S. The Company has also submitted a PMA supplement to expand the DERMABOND device labeling to include a microbial barrier claim as it relates to preventing postoperative contamination of wounds. The Company has already added the microbial barrier claim to labeling for product distributed internationally.

In July 1999, the Company was awarded its first United States Patent related to DERMABOND adhesive. The invention covered in this patent capitalizes on the ability of the Company's adhesive technology to be manipulated in a manner that enhances product performance by controlling the setting time and extending the shelf-life of the material. Currently, the Company has been issued three U.S. patents related to DERMABOND adhesive. In September 2000, the Company was awarded its first international patent related to the DERMABOND adhesive composition. The awards of these patents increase the Company's royalty revenue on sales of DERMABOND adhesive under the supply and distribution agreement with Ethicon.

SOOTHE-N-SEAL(TM) adhesive
--------------------------
In 1999, the Company was granted FDA clearance to market SOOTHE-N-SEAL(TM) adhesive, which is the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In a 155-patient multi-center clinical trial, SOOTHE-N-SEAL(TM) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers, as well as providing a protective barrier that shields the ulcer from irritation due to eating and drinking. SOOTHE-N-SEAL(TM) adhesive utilizes the same proprietary technology as the Company's professional product, DERMABOND adhesive. In December 2000, the Company entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. ("Colgate") with exclusive worldwide supply, distribution and development rights to the Company's SOOTHE-N-SEAL(TM) adhesive technology. During the first half of 2001, Colgate began distributing SOOTHE-N-SEAL(TM) adhesive to national retail outlets such as Wal-Mart, Eckerd Drug, Rite-Aid and CVS with plans to expand distribution to other consumer outlets within the next several months. Colgate is also distributing sample units through direct mail campaigns, as well as use of its sales force, to professionals such as dentists and pharmacists to increase consumer and product awareness.

LIQUIDERM(TM) adhesive
----------------------
In January 2001, the Company received FDA clearance to market LIQUIDERM(TM) adhesive, which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. The approval is based in part on the findings of a multi-center, 162-patient clinical trial which demonstrated the effectiveness of Closure's proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trial, it was found that LIQUIDERM(TM) adhesive speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. The Company has entered into an agreement providing Johnson & Johnson Consumer Products Company ("CPC") with worldwide supply, distribution and development rights to its LIQUIDERM(TM) adhesive technology. The agreement includes rights to its LIQUIDERM(TM) adhesive and future OTC products, except for SOOTHE-N-SEAL(TM) adhesive. The Company anticipates shipping LIQUIDERM(TM) adhesive to CPC during the fourth quarter of 2001 to provide for CPC's consumer launch of the product in early 2002.

NEXABAND(R) adhesive
--------------------
The Company has two topical tissue adhesive products used in veterinary wound closure and wound care under the NEXABAND(R) trade name. In July 2001, the Company entered into an agreement providing Abbott Laboratories ("Abbott") with worldwide supply, distribution and development rights to the NEXABAND(R) product line. In accordance with the agreement, Abbott has been granted immediate worldwide distribution rights of NEXABAND(R) adhesives for all countries other than the United States and Canada. Closure anticipates initial shipments to Abbott for distribution outside the United States and Canada in the next few months. Upon the expiration of the Company's prior distribution arrangement in the second quarter of 2002, Abbott can begin distribution of NEXABAND(R) products in the United States and Canada.

Products in Development

The Company is currently developing additional nonabsorbable and absorbable tissue adhesive products. These future products require further development, clinical trials and regulatory clearance or approval prior to commercialization.

Nonabsorbable
-------------

The Company is currently developing a liquid occlusive dressing ("LOD") to treat partial thickness wounds such as skin tears and pressure, diabetic and venous ulcers. The LOD formulation is transparent thereby permitting wound assessment and is being developed to adhere directly to the wound bed tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin and provide a barrier to infection. The Company has completed necessary animal research and has completed a 10-patient human pilot clinical study for pressure ulcers. Based on the outcomes from the completed studies, the Company anticipates the initiation of a definitive, multi-center clinical study allowing for FDA approval through the 510K premarket clearance process during the first quarter of 2002. On November 7, 2001, distribution and development rights for the professional wound management platform, including LOD, were granted to Johnson & Johnson Wound Management, a division of Ethicon, through an amendment to the terms of its existing licensing and development agreement with Ethicon.

In February 2001, the Company entered into a Cooperative Research and Development Agreement with Walter Reed Army Medical Center ("WRAMC") and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema ("Endobronchial LVR"). Currently, surgeons perform lung volume reduction surgery through open chest surgery which involves removing the diseased lung and allowing healthier lung tissue to expand into the vacated space. The Company is developing a unique and proprietary medical adhesive to be used in the Endobronchial LVR to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and make room for healthier lung tissue to expand. In a feasibility study at WRAMC, the adhesive was placed in the lungs of 10 goats using a bronchoscope and a small catheter. The procedure was demonstrated to be effective in reducing lung volume in the treated areas. The next phase of animal research which is anticipated to begin at the end of 2001, will focus on refining the Endobronchial LVR procedure and optimizing the formulation prior to entering human clinical trials.

Absorbable
----------

In 1998, Closure established its Internal Adhesives Division ("IAD"), which has dedicated scientists with extensive surgical device development experience in order to develop its absorbable/degradable adhesive products. The IAD is developing several biocompatible cyanoacrylate formulations that have potential to be used for internal tissue bonding applications. The IAD is currently performing synthesis, formulation design, development of analytical methods and in-vitro testing in order to establish the characteristics of the unique biocompatible cyanoacrylate formulations. Through collaborations with leading research institutions, the formulations are being evaluated using in-vivo models to assess potential surgical use in a broad range of soft and hard tissue applications. These formulations and future absorbable products will require further development, clinical trials and regulatory clearance or approval prior to commercialization.

RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 2001 were $4.9 million compared to $3.7 million for the corresponding period of 2000. For the nine months ended September 30, 2001 and 2000, total revenues were $13.2 million and $9.8 million, respectively. The increase primarily relates to increased acceptance of DERMABOND adhesive. The increase is also attributable to SOOTHE-N-SEAL(TM) product sales and sample units which were not included in the 2000 revenues.

Cost of products sold was $1.5 million for the three months ended September 30, 2001 compared to $1.0 million for the same period of 2000. For the nine months ended September 30, 2001, cost of products sold was $3.8 million compared to $2.7 million for the same period of 2000. Cost of products sold as a percentage of product sales increased to 31% for the three months ended September 30, 2001 compared to 27% during the same period of 2000. This increase is largely due to the revenue mix during 2001 including the lower margin SOOTHE-N-SEAL(TM) adhesive consumer product and sample units. Cost of products sold as a percentage of product sales was 30% for the both the nine months ended September 30, 2001 and 2000. The Company expects that the future overall product mix will include a larger percentage of lower gross margin consumer products, primarily LIQUIDERM(TM) adhesive, as well as SOOTHE-N-SEAL(TM) adhesive and sample units. This shift in product mix is expected to decrease overall gross margin percentages below historical levels, which the Company anticipates to continue, until production volumes increase and related efficiencies can be achieved.

Operating expenses were $2.8 million for the three months ended September 30, 2001 and $3.0 million for the same period of 2000. The decrease in operating expenses for the third quarter is primarily due to a reduction in general and administrative professional fees when compared to the 2000 quarter. For the nine months ended September 30, 2001 and 2000, operating expenses were $8.3 million and $8.4 million, respectively. The slight decrease during the current period is primarily the result of reduced LIQUIDERM(TM) adhesive clinical trial expenses related to the 2000 period offset by increased general and administrative nonrecurring professional services during the 2001 period.

Net interest income was $114,000 for the three months ended September 30, 2001, compared to $125,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net interest income decreased to $351,000 from $369,000 for the nine months ended September 30, 2000. Total interest income decreased due to lower investment yields as a result of market interest rate changes during 2001 and lower investment balances. Interest expense also declined due to the continued reduction of the Company's term loan balance and capital lease obligations through monthly principal payments coupled with a decline in interest rates associated with those obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through the sale of equity securities, borrowings from Sharpoint and other lenders, license and product development revenues and product sales. Through September 30, 2001, the Company has raised approximately $30.0 million from equity financings.

The Company's principal sources of liquidity include cash, cash equivalents and marketable equity investments. During 1997 and 1998, the Company entered into and received approximately $4.5 million from a new lease line and term loan. In June 2001, the remaining term loan balance of approximately $1.2 million and the Company's $3.0 million line of credit were renewed for one year under terms similar to the existing agreements. The term loan agreement requires the Company to maintain no less than fifty percent of the outstanding principal balance of the loan, approximately $540,000 at September 30, 2001, in an investment account with the lender. The line of credit agreement requires the Company to maintain $1.5 million in an investment account with the lender. As of September 30, 2001, there were no borrowings against the line of credit.

Cash provided by operating activities was $221,000 for the nine months ended September 30, 2001, compared to cash used by operating activities of $790,000 during the same period of 2000. The increase is primarily due to increased sales and earnings during the 2001 period versus a net loss in the 2000 period, partially offset by an increase in accounts receivable.

Net cash used by investing activities was $1.1 million for the nine months ended September 30, 2001 compared to net cash provided of $628,000 for the same period in 2000. The change in net cash flows from investing activities between periods was due to reduced net sales of investments coupled with an increased investment in furniture, fixtures and equipment and intangible assets.

Net cash provided by financing activities was $35,000 for the nine months ended September 30, 2001 compared to net cash used of $166,000 for the same period of 2000. The Company's primary financing activities during the nine months ended September 30, 2001 and 2000 were the repayments of its term loan and capital lease obligations offset by proceeds from the sale of common stock under the Company's stock option and other benefit plans.

The Company believes that existing cash, cash equivalents and investments, which totaled approximately $10.5 million at September 30, 2001, will be sufficient to finance its capital requirements for at least 12 months. In June 2001, the Company renewed for a period of one year its $3.0 million line of credit for working capital purposes. The Company anticipates that its recurring operating expenses will increase for the next several years, as it expects its research and development and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. The Company also expects to incur additional capital expenditures to expand its manufacturing capabilities.

The Company's future capital requirements, however, will depend on numerous factors, including (i) the Company's ability to manufacture and successfully commercialize its lead product, DERMABOND adhesive and other products, (ii) the progress of its research and product development programs for future nonabsorbable and absorbable products, including clinical studies, (iii) the effectiveness of product commercialization activities and marketing agreements for the Company's future products, including additional scale-up of manufacturing capability in anticipation of product commercialization and development and progress of sales and marketing efforts, (iv) the ability of the Company to maintain existing marketing agreements, including its agreements with Ethicon for DERMABOND adhesive, Colgate for SOOTHE-N-SEAL(TM) adhesive, CPC for LIQUIDERM(TM) adhesive and Johnson & Johnson Wound Management for professional wound management technology and establish and maintain new marketing agreements,
(v) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, (vi) the effect of competing technological and market developments, (vii) timely receipt of regulatory clearances and approvals (viii) the acceptance of its products by the medical community and consumers and (ix) general economic conditions. The Company may be required to seek additional capital to finance its operations in the future. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company will be required to seek additional funding through bank borrowings, additional public or private sales of its securities, including equity securities, or through other arrangements with marketing partners. Other than the Company's capital lease obligations, term loan, and working capital line of credit, the Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company is subject to interest rate risk on its investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. The Company mitigates default risk by investing in what it believes are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30,

2001, the Company's total portfolio consisted of approximately $10.5 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, the Company generally has the ability to hold fixed income investments to maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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


                           PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None

         (b) Reports on Form 8-K.

             A Form 8-K was filed on July 30, 2001 disclosing the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CLOSURE MEDICAL CORPORATION



Date: November 14, 2001    By: \s\ Robert V. Toni
                               ------------------
                           Robert V. Toni
                           President and Chief Executive Officer

Date: November 14, 2001    By: \s\  Benny Ward
                               ---------------
                           Benny Ward
                           Vice President of Finance and Chief Financial Officer