Form 10-K
period 2001-12-31
CLOSURE MEDICAL CORP
filed 2002-03-28
CIK 1016006

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

               or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________

                         Commission file number 0-28748
                                                -------

                           CLOSURE MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  56-1959623
-----------------------------------------     ----------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                          No.)

         5250 Greens Dairy Road
         Raleigh, North Carolina                             27616
-----------------------------------------     ----------------------------------
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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

As of March 25, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $122,350,294 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market. The number of shares of Common Stock outstanding as of that date was 13,528,248.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this report: Definitive Proxy Statement in connection with the 2002 Annual Meeting of Shareholders

================================================================================

TABLE OF CONTENTS


PART I ........................................................................2

   ITEM 1.     BUSINESS........................................................2

   ITEM 2.     PROPERTIES.....................................................17

   ITEM 3.     LEGAL PROCEEDINGS..............................................17

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............17

PART II.......................................................................18

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS............................................18

   ITEM 6.     SELECTED FINANCIAL DATA........................................19

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................20

   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......24

   ITEM 8.     FINANCIAL STATEMENTS...........................................25

   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES......................................25

PART III......................................................................25

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............25

   ITEM 11.    EXECUTIVE COMPENSATION.........................................25

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................25

   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................25

PART IV.......................................................................25

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K....................................................25


         Closure Medical Corporation(R) is a registered trademark of the registrant. DERMABOND is a registered trademark of ETHICON, Inc.; BAND-AID(R) is a registered trademark of Johnson & Johnson; SOOTHE-N-SEAL(R) is a registered trademark of Colgate Oral Pharmaceuticals, Inc.; and NEXABAND(R) is a registered trademark of Closure Medical Corporation.

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

Forward-Looking Statements

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates" or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, regulatory clearances and approvals, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect Closure's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth in
Item 1 of this Annual Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, we disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.


BUSINESS OVERVIEW

We develop, manufacture and commercialize medical tissue adhesive products for wound care and wound closure for the professional and over-the-counter, or OTC, and veterinary markets based on our proprietary medical grade cyanoacrylate technology. To date, we have commercialized nonabsorbable products for topical use and our research efforts include the development of absorbable formulations for internal use.

DERMABOND adhesive can be used professionally to rapidly close, seal and protect wounds and incisions from infection, and to stop leakage of blood and other body fluids from injured tissue. This product allows natural healing to proceed by closing and sealing injured tissue without the trauma caused by suturing or stapling. We believe that using DERMABOND adhesive results in enhanced patient and physician benefits such as lower overall procedure costs and is easier and quicker to use than sutures or staples.

We have other products that are marketed in the OTC adhesive bandage and the OTC oral pain relief markets. BAND-AID(R) Brand Liquid Bandage quickly seals, protects and stops bleeding from minor cuts and scrapes. SOOTHE-N-SEAL(R) adhesive provides a protective barrier that shields oral ulcers and sores from irritation caused by eating and drinking while providing immediate and long-term pain relief.

In addition, we have two veterinary products in our NEXABAND(R) product line that are used in cat declaw procedures as well as spay and neuter procedures.

We have entered into marketing partnerships with third parties that distribute and market our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company, Johnson & Johnson Consumer Products Company, Colgate Oral Pharmaceuticals, Inc., Johnson & Johnson Wound Management and Abbott Laboratories, Inc.

TECHNOLOGY OVERVIEW

We have developed, manufactured and commercialized nonabsorbable medical tissue adhesive products based on our proprietary medical grade cyanoacrylate technology. Cyanoacrylates are a family of liquid monomers that react under a variety of conditions to form polymer films with strong adhesive properties. Industrial adhesives based on cyanoacrylates were first introduced in 1958 and are widely used in the aerospace and automotive industries, as well as in consumer products such as super glue. Our proprietary medical grade cyanoacrylate technology allows us to customize the physical and chemical properties of cyanoacrylates to meet specific market needs related to wound care and wound closure. Such properties include, but are not limited to, viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation.

Our technology enables us to develop nonabsorbable formulations for topical use and may enable us to develop absorbable formulations for internal use. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then slough off naturally as new skin cells are produced and the wound bed heals. Results from product studies on some of our professional and OTC topical products have shown that our cyanoacrylate technology provides a barrier against bacteria that cause infections that does not exist when using traditional wound care technologies. Absorbable formulations may be used to close or seal internal wounds and degrade, in a predictable, biocompatible manner, into components that are eliminated from the body naturally.

We have developed applicator and packaging technology to deliver DERMABOND adhesive and other products to wound sites to enhance the utility of our products. For example, the current DERMABOND adhesive applicator contains a catalyst that controls the rate of polymerization and allows the adhesive film to be applied in multiple layers, which enhances bond strength. Our current products perform consistently and reproducibly, do not require special preparation or refrigeration and have shelf-lives of at least 12 to 24 months.

PRODUCTS CURRENTLY MARKETED

DERMABOND Topical Skin Adhesive

Our flagship product, DERMABOND adhesive, is a nonabsorbable, topical tissue adhesive that can be used to close wounds from skin lacerations, incisions, minimally invasive surgery and plastic surgery. DERMABOND adhesive is used as an alternative for topical sutures or staples or in conjunction with subcuticular sutures or staples. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound. These procedures may allow leakage or cause additional scarring at the puncture sites, require anesthetics, are time consuming in their application, and generally require return patient visits and physician time to remove the sutures or staples. DERMABOND adhesive may be applied quickly, may not require anesthetics, does not induce trauma to surrounding tissues and may not require return visits to the physician for removal. DERMABOND adhesive is not intended for use on high skin tension areas such as the hands, feet or across joints.

Although the unit cost is greater than sutures or staples, we believe that the use of DERMABOND adhesive results in lower overall procedure costs because it may reduce treatment time and the need for anesthetics, simplify post-closure wound care and eliminate suture or staple removal. The DERMABOND adhesive clinical trial demonstrated the product to be at least equivalent to topical nonabsorbable U.S.P. size 5.0 or smaller diameter sutures, staples or adhesive strips/tapes in wound closure, wound healing, cosmetic outcome and infection rate, and also demonstrated that the use of DERMABOND adhesive substantially reduced procedure time and inflammation. Moreover, we recently received approval from the U.S. Food and Drug Administration, or FDA, to include in DERMABOND adhesive's device labeling that it acts as a barrier to microbial penetration and protects against the two most common bacteria that cause infection, staphylococcus and pseudomonas. Sutures and staples have not been shown to protect against microbial penetration.

In March 1996, we entered into an exclusive worldwide agreement with Ethicon to market and distribute DERMABOND adhesive. On August 28, 1998, we received premarket approval to market DERMABOND adhesive in the United States and Ethicon launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND adhesive outside the United States since late 1997 and is currently marketing DERMABOND adhesive in approximately 35 foreign countries and regions, including Japan.

BAND-AID(R) Brand Liquid Bandage

In January 2001, we received FDA clearance to market BAND-AID(R) Brand Liquid Bandage, which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. Clinical trials demonstrated the effectiveness of our proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trials, it was found that BAND-AID(R) Brand Liquid Bandage speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. BAND-

AID(R) Brand Liquid Bandage utilizes the same proprietary technology as our professional product, DERMABOND adhesive.

We have entered into an agreement providing Johnson & Johnson Consumer Products Company, or CPC, with worldwide supply, distribution and development rights to BAND-AID(R) Brand Liquid Bandage technology. The agreement includes rights to BAND-AID(R) Brand Liquid Bandage and future OTC products, excluding our SOOTHE-N-SEAL(R) adhesive technology. Distribution of BAND-AID(R) Brand Liquid Bandage to retail outlets such as Wal-Mart and CVS by CPC is underway and a consumer oriented marketing campaign is expected to begin in the next three to six months.

SOOTHE-N-SEAL(R) canker sore relief

In 1999, we were granted FDA clearance to market SOOTHE-N-SEAL(R) adhesive, which was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In clinical trials, SOOTHE-N-SEAL(R) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers, as well as providing a protective barrier that shields oral ulcers and mouth sores from irritation due to eating and drinking. SOOTHE-N-SEAL(R) adhesive utilizes the same proprietary technology as our professional product, DERMABOND adhesive.

In December 2000, we entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. with exclusive worldwide supply, distribution and development rights to SOOTHE-N-SEAL(R) adhesive technology. Beginning in the second quarter of 2001, Colgate began distributing SOOTHE-N-SEAL(R) adhesive to national retail outlets such as Wal-Mart, Eckerd Drug, Rite-Aid and CVS. Colgate's 2001 marketing approach to create product awareness included distributing sample units through direct mail campaigns and its sales force to professionals such as dentists and pharmacists. We currently expect a similar approach to continue in 2002.

NEXABAND(R) adhesives

We have developed two topical tissue adhesive products under the NEXABAND(R) trade name for use in veterinary wound closure and wound care. NEXABAND(R) Liquid Topical Tissue Adhesive, designed for use in cat declaw surgeries, reduces procedure time and provides superior results by sealing exposed nerve endings and reducing leakage and irritation. NEXABAND(R) S/C Topical Tissue Adhesive is specially developed for the topical closure and sealing of surgical incisions, including those made during spay and neuter procedures. NEXABAND(R) S/C Topical Tissue Adhesive has been shown to reduce tissue reaction, while providing an effective barrier against water, dirt and infection.

In July 2001, we entered into an agreement providing Abbott Laboratories, Inc. with worldwide supply, distribution and development rights to the NEXABAND(R) product line. In accordance with that agreement, Abbott was granted immediate worldwide distribution rights to NEXABAND(R) adhesives for all countries other than the United States and Canada. We initiated shipments to Abbott in November 2001 for immediate distribution outside the United States and Canada and, upon the expiration of our prior distribution arrangement in the second quarter of 2002, Abbott can begin distribution of NEXABAND(R) products in the United States and Canada.

PRODUCTS UNDER DEVELOPMENT

We are currently developing additional nonabsorbable and absorbable tissue adhesive products. These future products require further development and are subject to clinical trials and regulatory clearance or approval before commercialization.

Nonabsorbable

We are currently developing a liquid occlusive dressing, or LOD, to treat partial thickness wounds. The LOD formulation is transparent thereby permitting enhanced wound assessment. It is being developed to adhere directly to the wound tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin and provide a barrier to infection. We have completed the necessary animal research as well as a 10-patient human pilot clinical study for pressure ulcers. We plan on conducting a second pilot clinical study in the second quarter of 2002 to further define the LOD wear time and wound healing rates versus leading dressings in the category. Based on the outcomes from the completed pilot studies, we anticipate the initiation of a definitive, multi-center clinical study within the next several months allowing for FDA approval through the 510(k) premarket clearance. In November 2001, distribution and development rights for the professional wound management platform, including LOD, were granted to Johnson & Johnson Wound Management, a division of Ethicon, through an amendment to the terms of our existing licensing and development agreement with Ethicon.

In February 2001, we entered into a Cooperative Research and Development Agreement with Walter Reed Army Medical Center and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema called Endobronchial Lung Volume Reduction, or ELVR. Currently, surgeons perform the ELVR procedure through open chest surgery. This procedure involves removing the diseased lung and allowing healthier lung tissue to expand more easily. In performing ELVR, our proprietary medical adhesive will be delivered using a bronchoscope and small catheter to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and allow for healthier lung tissue to expand. We are currently conducting a second animal study that was initiated in December 2001 and will focus on refining the ELVR procedure and optimizing the formulation prior to entering additional studies.

Absorbable

In 1998, we established our Internal Adhesives Division, or IAD, to develop our absorbable/degradable adhesive products. The IAD is comprised of dedicated scientists with extensive surgical device development experience who are developing several biocompatible cyanoacrylate formulations that may potentially be used for internal tissue bonding or sealing applications. The IAD also is performing synthesis, formulation design, development of analytical methods and in vitro testing to establish the characteristics of the unique biocompatible cyanoacrylate formulations. Through collaborations with leading research institutions, the formulations are being evaluated using various in vivo models to assess potential surgical use in a broad range of soft and hard tissue applications. These formulations and future absorbable products require further development and will be subject to clinical trials and regulatory clearance or approval prior to commercialization.

MARKETING AGREEMENTS

We do not presently employ a sales force and our strategy for current products has been to use marketing partners to promote, sell and distribute our products. We are dependent on our marketing partners to market and distribute these products in accordance with the terms of their respective arrangements. However, we may decide to establish our own sales force for the distribution of products for which we do not currently have marketing partners, such as future absorbable products.

Ethicon, Inc.

In 1996, we entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. Upon execution of the agreement, Ethicon paid us $4,500,000, which represented a $3,500,000 non-refundable licensing fee and a $1,000,000 payment that has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales (as described below). At December 31, 2001, $660,000 of the $1,000,000 payment had been offset against product purchases leaving $340,000 classified as deferred revenue on our balance sheet to offset future product purchases. In 1996, Ethicon advanced us an additional $1,000,000 payment related to the achievement of a milestone pursuant to our agreement, which was fully credited against royalties owed by Ethicon from 1998 through 2000.

The agreement requires Ethicon to make minimum purchases that increase annually and to pay royalties based upon net sales. The agreement may be renewed after the initial eight-year term for successive additional periods of one year by Ethicon upon at least ninety days' notice prior to the expiration of the contract period. The agreement is terminable upon specified events, including material breach by either party and insolvency of either party. Upon certain events of default by us, including failure to provide an adequate supply of product, Ethicon may end its arrangement to purchase DERMABOND adhesive from us, and may manufacture the product itself and pay us royalties based on sales. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Johnson & Johnson Consumer Products Company

In May 2001, we entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID(R) Brand Liquid Bandage technology. Included in the agreement are rights to future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL(R) adhesive technology. The agreement requires CPC to purchase annual minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party notifies the other at least six months prior of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and achievement of certain milestones by Closure, CPC made payments to us in recognition of our previous research and development expenditures. These payments have been deferred and will be recognized ratably over the life of the agreement. In accordance with the agreement, we may receive additional milestone payments, based on achievement of certain criteria, subsequent to the execution of the contract.

Colgate Oral Pharmaceuticals, Inc.

In December 2000, we entered into an exclusive worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL(R) adhesive with Colgate. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL(R) adhesive and future oral care products, based upon our proprietary cyanoacrylate technology, to both professional and consumer markets. Upon execution of the agreement, Colgate paid Closure a license fee and consideration for all right, title and interest in the SOOTHE-N-SEAL(R) adhesive trademark. These payments were deferred and will be recognized ratably over the life of the agreement. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed by agreement of both parties for additional periods. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Abbott Laboratories, Inc.

In July 2001, we entered into an agreement providing Abbott Laboratories, Inc. with exclusive worldwide, supply, distribution and development rights to our veterinary NEXABAND(R) product line. The agreement provides Abbott with immediate worldwide distribution rights exclusive of the United States and Canada. Upon expiration of a prior distribution arrangement with Farnam Companies, Inc. in the second quarter of 2002, the agreement provides Abbott with distribution rights in the United States and Canada. This agreement also grants Abbott rights to future veterinary products co-developed through the collaboration of the parties, including product improvements, line extensions and new veterinary products based on our proprietary cyanoacrylate technology. The agreement requires Abbott to purchase a minimum dollar amount of products during each contract year. At the end of the contract term, the agreement may be renewed for additional periods with the consent of both parties. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Johnson & Johnson Wound Management

We entered into an agreement with Johnson & Johnson Wound Management, a division of Ethicon, in November 2001, which provides Johnson & Johnson Wound Management with worldwide supply, distribution and development rights to our professional wound management platform, including our liquid occlusive dressing for partial thickness wounds. The agreement is in the form of an amendment to the terms of our existing licensing and development agreement with Ethicon. Upon execution of the agreement, Johnson & Johnson Wound Management paid Closure a non-refundable fee in consideration of rights under the agreement. We may receive future milestone payments based on achievement of certain criteria. Both non-refundable fees and milestone payments will be deferred and recognized ratably over the period of the agreement. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We have 27 issued United States patents with expiration dates ranging from 2004 to 2019 and five issued foreign patents with expiration dates ranging from 2014 to 2019. We also have filed applications for 46 additional United States patents and 93 applications for patents outside the United States. The issued and pending United States patents relate to our tissue products, processes and delivery technology.

In addition to patent protection, we rely on unpatented trade secrets and proprietary technological expertise. We rely on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise.

GOVERNMENT REGULATIONS

Our products and operations are subject to substantial government regulation in the United States and foreign countries.

FDA Regulation

Most medical devices, including our medical tissue adhesives for humans, are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and, in many instances, by foreign and state governments. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and approval requirements and good manufacturing practices, or GMPs. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting. The regulatory process is lengthy, expensive and uncertain. Securing FDA approvals and clearances may require the submission of extensive preclinical and clinical data and supporting information to the FDA. Failure to comply with applicable requirements can result in refusal to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier premarket application, or PMA, process. A 510(k) premarket notification will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. Prior to making a substantial equivalence determination, the FDA may request extensive data, including clinical trials of the device's safety and effectiveness. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance. If our product is found to be not substantially equivalent to a legally marketed Class I or II device, or if it is a Class III device for which the FDA has called for PMAs, then we must file a PMA application. DERMABOND adhesive, SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage are Class III, II and I medical devices, respectively. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Before initiating human clinical trials, the manufacturer often must first obtain an Investigational Device Exemption, or IDE, for the proposed medical device. Before granting a PMA, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMPs and the FDA must approve final labeling. Approval of a PMA could take two or more years from the date of submission of the application or petition. The PMA process can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

Modifications or enhancements to products that are either cleared through the 510(k) process or approved through the PMA process that could affect safety or effectiveness or effect a major change in the intended use of the device may require further FDA review through new 510(k) or PMA submissions. Additionally, future modifications of our manufacturing facilities and processes may subject us to further FDA inspections and review before implementation of such modifications.

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

In August 1998, DERMABOND adhesive received premarket approval. SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage received 510(k) clearances in September 1999 and January 2001, respectively. DERMABOND adhesive, SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage are subject to GMP, postmarket reporting and other FDA requirements.

Foreign Regulatory Matters

In order for us to market our products in Europe, Australia, Canada and certain other foreign jurisdictions, we must obtain required market authorizations and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for authorizations to market, may differ from the FDA regulatory scheme. The time required to obtain authorization for marketing our products in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than market authorizations.

Pursuant to the FDC Act, a non-FDA approved medical device may be exported to any country, provided that the device complies with the laws of that country and has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." The listed countries include Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and any member nation in the European Union or the European Economic Area. Generally, export of unapproved devices (i.e., those requiring a PMA in the United States) that do not have marketing authorization in a listed country will continue to require prior FDA export authorization.

Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive, or MDD. As of June 14, 1998, compliance with the MDD requires that manufacturers of devices covered by the MDD must obtain the right to display the CE mark, which allows the device to be marketed, put into service and circulated freely within the European Union. We received authorization to display the CE mark in the European Union for DERMABOND adhesive and other topical and ophthalmic tissue adhesive applications in August 1997. We plan to pursue the right to display the CE mark on future products for human use that we may develop.

Upon receipt of the CE mark, we must demonstrate every six months for two years and annually thereafter, that our quality management system meets the requirements of the MDD and our technical documentation for products displaying the CE mark is accurate and reflects the current manufacturing process.

Environmental Regulations

Our activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such material and certain waste products. We believe that our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by such laws and regulations, but risk of accidental contamination or injury from these materials cannot be completely eliminated. To help minimize these risks, we utilize an outside professional services organization to help us evaluate and monitor environmental regulations.

Environmental protection has been an area of substantial concern in recent years, and regulation of activities involving the use and disposal of potentially hazardous materials has increased.

MANUFACTURING

We have devoted considerable resources to the development of manufacturing processes and technologies capable of providing our products with clinical efficacy, safety, ease of use and suitable shelf-life. We have developed a manufacturing process designed to produce a highly purified base material which is not achievable by other known methodologies. We rely heavily on internal trade secrets and technological expertise and expect to keep our manufacturing process in-house and, where applicable, seek patent protection for specific manufacturing applications.

Since 1998, we have been manufacturing our products in a 50,000 square foot facility in Raleigh, North Carolina. This facility integrates the production of all of our product formulations as well as the filling, labeling and packaging capabilities for certain products. We hire filling and packaging employees as needed on a temporary basis. In addition, third party vendors currently perform filling, labeling and sterilization for certain products commercialized by Closure.

Over the next several years, we plan to expand our manufacturing capabilities to include operations associated with the filling and packaging of current products, as well as various new products. Although the expansion should provide for sufficient capacity, some of our manufacturing processes will continue to be completed by outside providers.

In 1997, in connection with our application for a CE mark to market DERMABOND adhesive in the European Union, the British Standards Institution, or BSI, registered us to certify that our quality management system complies with the requirements of the ISO 9002 international quality assurance standard issued by the International Organization of Standardization of Geneva, Switzerland. In 1998, BSI expanded the scope of our quality system certification to include compliance with ISO 9001, a comprehensive international standard for manufacturing and servicing firms for quality assurance in design, development, production, installation and servicing.

The primary raw material used in the manufacture of our medical adhesives is cyanoacetate. We presently purchase cyanoacetate from one source, but if necessary, we can manufacture it ourselves or obtain it from another supplier. In the event that it becomes necessary for us to obtain cyanoacetate from another supplier, we would first be required to qualify the quality assurance systems and product of that additional supplier. The other raw materials used in manufacturing and packaging of our products are readily available from multiple sources, as is our process control equipment.


COMPETITION AND TECHNOLOGICAL CHANGE

We compete with domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing our technology and products, including medical device and pharmaceutical companies.

In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, none of which are approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco is marketing a similar adhesive, Indermil(TM), in several countries outside of the United States. Loctite Corporation, the manufacturer of Indermil(TM) adhesive, received an IDE from the FDA and Tyco has conducted clinical studies in the United States for this product. MedLogic Global Corporation markets LiquiBand(R) adhesive, primarily in the United Kingdom, and has filed an IDE in the United States.

In the domestic OTC adhesive bandage market, BAND-AID(R) Brand Liquid Bandage competes with the Band-Aid(R) Brand Adhesive Bandages of CPC as well as 3M(R) brand adhesive bandages and Curad(R) brand adhesive bandages marketed by Beiersdorf AG. These three products in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL(R) adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase(R) Gel marketed by Colgate, Anbesol(R) Oral Anesthetic products marketed by American Home Products Corporation, Orajel(R) products marketed by Del Laboratories and Zilactin(R) products marketed by Zila Consumer Pharmaceuticals.

SCIENTIFIC ADVISORS

We have established a team of recognized scientific advisors who advise us about present and long-term scientific planning, research and development. The Scientific Advisors have recognized expertise in relevant sciences or clinical medicine. These scientific advisors consist of independent professionals who meet on an individual basis with management when so requested. We retain their services under the terms of consulting and confidentiality agreements.

EMPLOYEES

As of March 25, 2002, we had 88 full-time employees, of whom 70 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 18 were dedicated to administrative activities. Fifteen members of our research, development and regulatory affairs staff have doctoral or advanced degrees. We intend to recruit additional personnel in connection with the research, development and manufacturing of our products. Our employees are not represented by a union, and we believe relationships with our employees are good.

EXECUTIVE OFFICERS

The table below sets forth the names, ages and positions of the persons who are the executive officers as of March 25, 2002.

Name                     Age    Position
Robert V. Toni           61     President and Chief Executive Officer and
                                Director
Joe B. Barefoot          51     Vice President of Regulatory Affairs and Quality
                                Assurance
Jeffrey G. Clark         48     Vice President of Research and Development
William M. Cotter        51     Vice President of Manufacturing and Operations
Jerry Y. Jonn            45     Vice President, Internal Products Development
Anthony J. Sherbondy     48     Vice President of New Business Generation
Benny Ward               38     Vice President of Finance and Chief Financial
                                Officer

Robert V. Toni has served as President and Chief Executive Officer of Closure since June 1994 and as a Director of Closure since February 1996. From 1989 to 1994, Mr. Toni was General Manager and Vice President of Sales and Marketing for IOLAB Corporation, a Johnson & Johnson company that marketed and manufactured surgical devices, equipment and pharmaceuticals for the ophthalmic market. From 1987 to 1989, he served as President of Cooper Vision-CILCO, and also served as its Executive Vice President of Operations and Chief Financial Officer from 1984 to 1987. Mr. Toni holds a B.S. degree in Finance from Iona College. In January 2002, Mr. Toni informed Closure's Board of Directors of his intention to retire but plans to remain with the Company until his successor is hired.

Joe B. Barefoot has served as Vice President of Regulatory Affairs and Quality Assurance of Closure since 1990. From 1986 to 1990, Mr. Barefoot managed the quality assurance program and regulatory submissions for Sharpoint, Inc. and its successor. From 1982 to 1986, he was a member of the quality assurance staff at C.R. Bard Inc. Before that time, he was a member of the quality assurance staff at Becton, Dickinson & Co. Mr. Barefoot holds a B.S. degree in Microbiology from Emporia State University.

Jeffrey G. Clark has served as Vice President of Research and Development of Closure since 1990. Prior to that time, Mr. Clark spent seven years at Sharpoint, Inc. where he developed bioabsorbable and polypropylene suture technology. From 1977 to 1983, Mr. Clark worked at Extracorporeal Inc., a division of Johnson & Johnson. Mr. Clark holds an M.S. degree in Organic Chemistry from Drexel University.

William M. Cotter has served as Vice President of Manufacturing and Operations of Closure since June 1997. From 1989 to 1997, Mr. Cotter was Vice President of Operations (North America) of Sanofi Diagnostics Pasteur, Inc., a company involved in the design, manufacturing and marketing of in vitro diagnostics instrumentation and biological reagents. From 1984 to 1988, he worked at Genetic Systems Corporation, a subsidiary of Bristol Myers Company, where he was involved in the commercialization of one of the first diagnostic test kits for the HIV virus. Before that time, Mr. Cotter worked at Advanced Technology Laboratories, Inc., a division of E.R. Squibb Company. Mr. Cotter holds a B.A. degree from Ohio University.

Jerry Y. Jonn, Ph.D. has served as Vice President, Internal Adhesives Division since July 2001. Prior to that time Dr. Jonn served as Director, Absorbable Products Research of the Company from May 1999. Prior to employment with Closure Medical, Dr. Jonn spent seven years with U. S. Surgical in North Haven, CT where he last served as the Director of U.S. Surgical's Research and Development efforts. Dr. Jonn earned his M.S. and Ph.D. degrees in Polymer Chemistry from Cornell University.

Anthony J. Sherbondy has served as Vice President of New Business Generation of Closure since January 1998. Before that time, Mr. Sherbondy served as Director of Marketing of Closure from October 1996. From 1995 to 1996, he was the principal executive and founder of MedNet Market Research, LLC, a healthcare market research company. From 1992 to 1995, Mr. Sherbondy served as Director of Sales and Marketing Operations for Connaught Laboratories, Inc., a Rhone-Poulenc company. From 1983 to 1992, he held various positions at IOLAB Corporation, a Johnson & Johnson company. Mr. Sherbondy holds a B.A. degree from California State University Long Beach and an M.B.A. from The Claremont Graduate School.

Benny Ward has served as Vice President of Finance and Chief Financial Officer of Closure since April 2000. From 1996 until 2000, Mr. Ward served as Closure's Controller. From 1993 to 1996, Mr. Ward served as a Senior Accountant with Price Waterhouse LLP in Raleigh, North Carolina. From 1990 to 1993, he worked for Alcatel Network Systems, N. A. Mr. Ward holds bachelor degrees in Accounting and Political Science from East Carolina University and is a certified public accountant.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operating results and financial condition. The occurrence of any of the following risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Our operating results may fluctuate significantly and we may not be able to maintain our existing growth rate.

Although we have experienced revenue and earnings growth in recent quarters, we may not be able to sustain these growth rates and we may face significant fluctuations in our revenue and earnings in the future. If future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our products are in the early stage of product commercialization and if they are not successful, our operating results and business may be substantially impaired.

We received premarket approval from the FDA to market DERMABOND adhesive in the United States in August 1998. We were granted 510(k) premarket clearance for SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage in September 1999 and January 2001, respectively. We believe that our long-term viability and growth will depend in large part on sales of DERMABOND adhesive, SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage. There can be no assurance that we and our marketing partners will be able to commercialize successfully or achieve market acceptance of our technologies or products, or that our competitors will not develop technologies that are less expensive or otherwise superior. The failure to develop and market successfully our existing products as well as new products would have a material adverse effect on our results of operations and financial condition.

If we are unable to develop new products based on our proprietary cyanoacrylate technology, our future operating results may suffer.

In addition to the commercialization of our current products, our future success depends on our ability to develop new products based on our core technology which could be expensive and time consuming. The successful development of new products depends on a number of factors, including the following:

         .     obtaining regulatory clearances or approvals;
         .     acceptance of new products by the market;
         .     inherent developmental risks, including ineffectiveness or lack of safety and unreliability;
         .     high commercial cost and preclusion or obsolescence resulting from third parties' proprietary rights or superior or equivalent products;
         .     our ability to enter into favorable marketing agreements;
         .     our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales; and
         .     general economic conditions.

If any of these factors cannot be overcome, we may not be able to develop and introduce new products in a timely or cost-effective manner.

If we are unable to produce adequate quantities of our products, our operating results may suffer.

Our future success is dependent on our ability to manufacture our products:

         .     in commercial quantities;
         .     in compliance with regulatory requirements; and
         .     at an acceptable cost.

We currently manufacture all of our products in a 50,000 square foot facility in Raleigh, North Carolina. Production of increased quantities may involve technical challenges for us and may require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that we will be able to achieve sufficient manufacturing capabilities to satisfy demand in a cost-effective manner or to produce the quantities necessary for us to achieve profitability.

If we are unable to meet our marketing partner's manufacturing requirements for DERMABOND adhesive, revenues generated from DERMABOND adhesive will decrease.

If we are unable to meet the manufacturing requirements for DERMABOND adhesive imposed by Ethicon, Inc., a division of Johnson & Johnson and our marketing partner for DERMABOND adhesive, then Ethicon may itself manufacture DERMABOND adhesive and pay us royalties on sales. The royalty payments we would receive would be substantially less than the revenues currently generated by selling DERMABOND adhesive to Ethicon.

If our products are not accepted by the medical community and consumers, the commercial opportunities for our products would be limited.

The success of our existing products and products we develop in the future will depend on continued and initial acceptance of these products by the medical community as well as consumers. We cannot predict how quickly, if at all, the medical community or consumers will accept our products or the extent to which our products will be used.

We may face product liability claims that could result in costly litigation and significant liabilities for which we may not have adequate insurance protection.

The manufacture and sale of medical products exposes us to an inherent risk of product liability claims. The medical device industry in general has been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management's time, attention and resources. Based on our experience, we believe that we maintain adequate product liability insurance to cover any such litigation. However, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us could require us to pay substantial amounts that would decrease our profitability, if any.

Our products are subject to costly and extensive premarket clearances and approvals. Any unanticipated costs or delays in these processes, or any failure to obtain the necessary clearances or approvals, will affect our ability to introduce and market new products.

The regulatory process is lengthy, expensive and uncertain and there can be no assurance that we will obtain the necessary clearances or approvals to market our products. Before any new medical device may be introduced to the market, the manufacturer frequently must obtain FDA clearance or approval through either the 510(k) process or the lengthier PMA, or premarket application, process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. We expect that some of our future products under development will be subject to the lengthier PMA process. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

Our medical tissue adhesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, before their sale. To obtain such clearances or approvals, medical tissue adhesives must be shown to be efficacious and safe for use in humans. Our current and future medical tissue adhesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and PMA requirements. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration and labeling.

Our products are subject to postmarket reporting requirements. If safety problems occur after one of our products reaches the market, the FDA may take steps to prevent or limit the further marketing of the product.

Our medical devices and medical tissue adhesives are also subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

Our products are subject to extensive governmental regulation that could make it more expensive and time consuming for us to manufacture our products.

The manufacture of our products is subject to periodic inspection by regulatory authorities and certain marketing partners, while manufacture of our products for human use is subject to regulation and inspection from time to time by the FDA for compliance with good manufacturing practices, or GMPs, as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that we will continue to satisfy these requirements for DERMABOND adhesive, SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or any delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, FDA refusal to grant premarket approvals or clearances for pending or future products, warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of our manufacturing facilities and processes may subject us to further FDA inspections and review before implementation of such modifications. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances will affect our ability to timely manufacture our products.

If we do not comply with laws and regulations relating to our use of hazardous materials, we may incur substantial liabilities.

We use hazardous materials and chemicals in our research and development programs and in our manufacturing operations. We are required to comply with increasingly rigorous laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances. Although, we believe that we handle, store and dispose of these materials in a manner that complies with state and federal regulations, the risk of accidental contamination or injury exists. In the event of an accident, we could be held liable for decontamination costs, other clean-up costs and related damages or liabilities.

If we are unable to maintain our current arrangements with our marketing partners, we may not be able to market or sell our current or future products independently.

We have no experience in sales, marketing and distribution. Therefore, our strategy for commercialization of our products has included entering into agreements with other companies to market current and certain future products incorporating our technology. There can be no assurance that we will be able to enter into additional marketing agreements on terms favorable to us, if at all, or that current or future agreements will ultimately be beneficial to us. Certain agreements also permit our marketing partners to pursue existing or alternative technologies in preference to our technology. There can be no assurance that our interests will continue to coincide with those of our marketing partners or that the marketing partners will not develop, independently or with third parties, products which could compete with our products, or that disagreements over rights or technology or other proprietary interests will not occur. If we choose not to, or are unable to, enter into future agreements with marketing partners, we would be forced to commit increased capital to undertake the marketing and sale of our current and future products, or we may not be able to market such products at all. While we may ultimately establish a sales force to market certain future products, we do not presently have a sales and marketing force. We may not be able to establish and maintain an internal sales and marketing force, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. There can be no assurance that we will be able to market or sell our current or future products independently in the absence of collaborations with marketing partners.

Our product sales for our nonabsorbable products are dependent upon the success of our marketing partners in performing their responsibilities. If our marketing partners fail to successfully perform their responsibilities, our products will suffer.

We have no control over the amount and timing of resources which may be devoted to our marketing partners' performances of their contractual responsibilities. There can be no assurance that our marketing partners will perform their obligations as expected or market any products under the marketing agreements, or that we will derive any revenue from such arrangements. There can be no assurance that products will be launched in the manner and on the timetable expected by us as such determinations are entirely within the control of our marketing partners. If our marketing partners do not successfully perform their responsibilities, the revenues we derive from our relationships with them will suffer.

We depend on a single qualified source supplier. If we are unable to obtain adequate commercial quantities or develop alternative source suppliers meeting regulatory, price and timing requirements, our ability to manufacture our products, including DERMABOND adhesive, may be impaired.

We currently purchase cyanoacetate, the primary raw material used in manufacturing our products, from a single qualified source. There can be no assurance that we will be able to obtain adequate commercial quantities of cyanoacetate to manufacture our products within a reasonable period of time or at commercially reasonable rates. We may manufacture cyanoacetate ourselves, however it may be more costly and we may not be able to produce commercial quantities as needed. A lack of adequate commercial quantities of cyanoacetate, or our inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time, or any interruptions in supply in the future could have a material adverse effect on our ability to manufacture our products, including DERMABOND adhesive, and, consequently, could have a material adverse effect on our results of operations and financial condition.

If we are unable to obtain new patents and maintain patent and trade secret protection, our reputation and competitiveness in the marketplace may be adversely affected.

The medical device industry places considerable importance on obtaining patent and trade secret protection for technologies, products and processes. Our success depends, in part, on whether we can obtain patents and maintain trade secret protection. There can be no assurance that any pending patent applications will be approved, that we will develop additional proprietary products that are patentable or that any patents issued to us will provide us with competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of our products or design around our patents.

In addition to patent protection, we rely on unpatented trade secrets and proprietary technological expertise. There can be no assurance that others will not independently develop or otherwise acquire equivalent techniques, or otherwise gain access to our trade secrets and proprietary technological expertise or disclose such trade secrets. We rely, in part, on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors. Failure to obtain or maintain patent or trade secret protection, for any reason, could adversely effect our competitiveness in the marketplace.

If we are accused of infringing upon the patents or proprietary rights of others, we may be required to obtain commercially favorable licenses or be forced to engage in costly and time consuming litigation.

Our commercial success will depend, in part, on our ability to operate without infringing on patents and other proprietary rights of third parties. Our patents may be challenged by third parties and the patents of others may prevent the commercialization of our products. If it is determined that we have been infringing upon any third party's patent rights, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities. If we are required to obtain any licenses, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. Our failure to obtain a license to any necessary technology may result in our being barred from manufacturing and selling our products.

We may also be forced to engage in litigation to enforce any patents issued or licensed to us, or to determine the scope and validity of third party proprietary rights. Moreover, if our competitors prepare and file patent applications in the United States to claim technology that is also claimed by us, we may be forced to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention. Such litigation and participation in proceedings could result in substantial costs and diversion of our efforts, even if the eventual outcome is favorable to us. Litigation could also subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology.

If our competitors are successful in developing alternative technologies and products that are more effective, easier to use or more economical, our technology and products may be rendered obsolete and noncompetitive.

We compete with many domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing our technology and products, including medical device and pharmaceutical companies. In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, none of which are approved for sale in the United States. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. Tyco is marketing a similar adhesive, Indermil(TM), in several countries outside of the United States. Loctite Corporation, the manufacturer of Indermil(TM) adhesive, received an Investigational Device Exemption, also known as IDE, from the FDA and Tyco has conducted clinical studies in the United States for this product. MedLogic Global Corporation markets LiquiBand(R) adhesive, primarily in the United Kingdom, and has filed an IDE in the United States. In the domestic OTC adhesive bandage market, BAND-AID(R) Brand Liquid Bandage competes with the Band-Aid(R) Brand Adhesive Bandages of CPC as well as 3M(R) brand adhesive bandages and Curad(R) brand adhesive bandages marketed by Beiersdorf AG. These three products in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL(R) adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase(R) Gel marketed by Colgate, Anbesol(R) Oral Anesthetic products marketed by American Home Products Corporation, Orajel(R) products marketed by Del Laboratories and Zilactin(R) products marketed by Zila Consumer Pharmaceuticals. Any of our future products may compete with a variety of wound closure products currently on the market or in development. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products.

There can be no assurance that our competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and noncompetitive in these fields. These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory clearances or approvals, and manufacturing and marketing such products. Certain competitors may obtain patent protection, approval or clearance by the FDA or product commercialization earlier than us. Finally, under the terms of our marketing agreements, our marketing partners may pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that will compete with our products.

Our plans to market current and future products internationally are subject to several risks and as a result, we may not be able to successfully commercialize our current or future products in any foreign market.

We and our marketing partners intend to market current and future products in Europe, Australia, Canada and certain other foreign jurisdictions outside of the United States as well as domestically. A number of risks are inherent in international transactions, including the following:

         .     our ability to obtain required market authorizations;
         .     our compliance with extensive safety, manufacturing and quality regulations;
         .     differences from the FDA regulatory scheme;
         .     the influence of political instability, price controls, trade restrictions and tariff modifications on our international sales;
               and
         .     fluctuations in currency exchange rates.

There can be no assurance that we will obtain market authorizations in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign market authorizations. Delays in receipt of authorizations to market our products in foreign countries, failure to receive such authorizations or the future loss of previously received authorizations would delay or bar sales of our products in any such foreign country. Our international sales and related royalties of DERMABOND adhesive are based on sales in foreign currencies, but payable in U.S. dollars, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. There can be no assurance that we will be able to successfully commercialize our current or future products in any foreign market.

We may need additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce, eliminate or license our product development and commercialization effort.

We have expended and expect to continue to expend substantial funds to complete the research, development and clinical testing of our existing products and future products in development and to establish commercial scale manufacturing facilities. We believe that existing cash and cash equivalents and investments, which totaled $13.0 million as of December 31, 2001, will be sufficient to finance our capital requirements for at least 12 months. There can be no assurance that we will not be required to seek additional capital to finance our operations in the future. We currently have a line of credit for working capital purposes, equipment financing and a term loan. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations from our revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Our success depends on key personnel, the loss of whom could impair our research and development efforts.

Our success partially depends upon the efforts and talents of our senior management and scientific personnel. We have entered into employment agreements with each member of our senior management. The loss of the services of one or more of these key employees could adversely affect our ability to meet our business objectives. In addition, our success depends on our ability to attract and retain skilled personnel, especially in the areas of research and product development. There is intense competition for such skilled personnel and we may be unable to attract and retain these individuals. Our failure to do so would have an adverse effect on our business.

In January 2002, Mr. Robert V. Toni, our President and Chief Executive Officer since 1994, informed our Board of Directors of his intention to retire. Mr. Toni plans to continue in his current position until a replacement is identified. However, we may not be able to find a replacement that will provide the leadership or performance that Mr. Toni has provided during his tenure with Closure. The Board of Directors has commissioned a professional services firm, which is currently searching for a qualified candidate based on criteria set forth by the Board of Directors.

ITEM 2.  PROPERTIES.

In 1997, we entered into a ten-year lease for approximately 50,000 square feet of office, laboratory and manufacturing space in Raleigh, North Carolina for, among other things, the corporate headquarters and the expansion of manufacturing capacity. The term of this lease expires in July 2007, subject to a five-year extension at our election. During 1998, we relocated our corporate offices and manufacturing operations to this new facility. Our manufacturing operations in the new facility were validated and became fully operational in the third quarter of 1998. We also lease a 5,800 square foot facility in Raleigh in which our Internal Adhesives Division conducted its research and development activities and other operations prior to moving into the corporate headquarters building in early 2002. The term of this lease extends through March 2004, therefore we plan to sublease the space.

ITEM 3.  LEGAL PROCEEDINGS.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our Common Stock is quoted on the Nasdaq National Market under the symbol "CLSR." The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 2000 and 2001.

                                                         High           Low
                                                         ----           ---
2000

   First Quarter........................................$26.25        $13.25
   Second Quarter........................................24.13         15.38
   Third Quarter.........................................25.19         18.75
   Fourth Quarter........................................36.63         20.63

2001

   First Quarter........................................$34.88        $14.69
   Second Quarter........................................26.25         14.51
   Third Quarter.........................................25.85         15.30
   Fourth Quarter........................................24.14         16.07


As of March 25, 2002, there were approximately 248 holders of record of our Common Stock. We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each year in the five year period ended December 31, 2001 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheets as of December 31, 2000 and 2001 and the related statements of operations and of cash flows for the years ended December 31, 1999, 2000 and 2001 and notes thereto appear elsewhere in this Annual Report. This data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.



                                                                                Years ended December 31,
                                                                                ------------------------
                                                              1997           1998          1999          2000        2001
                                                           ----------    ----------    ----------    ----------    -------
                                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product sales                                              $    1,551    $    8,079    $   13,370    $   13,076    $18,405
License and product development revenue (1)                         -         1,500             -           625        768
                                                           ----------    ----------    ----------    ----------    -------
  Total revenues                                                1,551         9,579        13,370        13,701     19,173
Cost of products sold                                           1,398         3,480         4,722         3,841      5,450
                                                           ----------    ----------    ----------    ----------    -------
  Gross profit                                                    153         6,099         8,648         9,860     13,723
                                                           ----------    ----------    ----------    ----------    -------
Research, development and regulatory affairs expenses           3,594         6,297         6,296         5,853      5,622
General and administrative expenses                             4,752         5,407         5,404         5,415      5,575
Special charge- voluntary packaging recall (2)                      -             -             -             -        430
                                                           ----------    ----------    ----------    ----------    -------
  Total operating expenses                                      8,346        11,704        11,700        11,268     11,627
                                                           ----------    ----------    ----------    ----------    -------
Income (loss) from operations                                  (8,193)       (5,605)       (3,052)       (1,408)     2,096
Interest income, net                                            1,364           832           525           496        459
                                                           ----------    ----------    ----------    ----------    -------
Income (loss) before taxes                                     (6,829)       (4,773)       (2,527)         (912)     2,555
Provision for income taxes                                          -             -             -             -         21
                                                           ----------    ----------    ----------    ----------    -------
Net income (loss) before cumulative effect of accounting
  change                                                       (6,829)       (4,773)       (2,527)         (912)     2,534
Cumulative effect of accounting change (1)                          -             -             -        (2,656)         -
                                                           ----------    ----------    ----------    ----------    -------
Net income (loss)                                          $   (6,829)   $   (4,773)   $   (2,527)   $   (3,568)   $ 2,534
                                                           ==========    ==========    ==========    ==========    =======
Net income (loss) per common share before cumulative
  effect of accounting change:
  Basic                                                    $    (0.53)   $    (0.36)   $    (0.19)   $    (0.07)   $  0.19
                                                           ==========    ==========    ==========    ==========    =======
  Diluted                                                  $    (0.53)   $    (0.36)   $    (0.19)   $    (0.07)   $  0.18
                                                           ==========    ==========    ==========    ==========    =======
Net loss per common share-basic and diluted-
  cumulative effect of accounting change                   $        -    $        -    $        -    $    (0.20)   $     -
                                                           ==========    ==========    ==========    ==========    =======
Net income (loss) per common share
  Basic                                                    $    (0.53)   $    (0.36)   $    (0.19)   $    (0.27)   $  0.19
                                                           ==========    ==========    ==========    ==========    =======
  Diluted                                                  $    (0.53)   $    (0.36)   $    (0.19)   $    (0.27)   $  0.18
                                                           ==========    ==========    ==========    ==========    =======
Shares used in computation of net income (loss)
  per common share:
  Basic                                                        12,966        13,270        13,324        13,390     13,468
                                                           ==========    ==========    ==========    ==========    =======
  Diluted                                                      12,966        13,270        13,324        13,390     13,852
                                                           ==========    ==========    ==========    ==========    =======

Pro forma amounts are presented below assuming the
change in accounting principle adopted in fiscal
2000 is applied retroactively (1):
Pro forma- Net income (loss)                               $   (6,391)   $   (5,320)   $   (1,902)   $     (912)   $ 2,534
                                                           ==========    ==========    ==========    ==========    =======
Pro forma- Net income (loss) per common share
  Basic                                                    $    (0.49)   $    (0.40)   $    (0.14)   $    (0.07)   $  0.19
                                                           ==========    ==========    ==========    ==========    =======
  Diluted                                                  $    (0.49)   $    (0.40)   $    (0.14)   $    (0.07)   $  0.18
                                                           ==========    ==========    ==========    ==========    =======


                                                                                   As of December 31,
                                                                                   ------------------
                                                               1997          1998         1999          2000         2001
                                                           ----------    ----------    ----------    ----------    -------
                                                                                     (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents and investments                  $   21,694    $   16,702    $   11,322    $   11,832    $   12,958
Working capital                                                19,704        11,621         9,745         8,462         9,321
Total assets                                                   30,419        27,420        22,511        22,139        25,340
Long-term debt and capital lease obligations, less
  current portion                                               2,400           934         2,155           332             -
Total stockholders' equity                                     22,419        18,250        16,625        13,907        17,247


----------------------
(1) In fiscal 2000, we adopted SEC Staff Accounting Bulletin No. 101 which changed our method of accounting for revenue from license and product development agreements. See note 3 of notes to financial statements for further discussion.
(2) In fiscal 2001, we recalled three production lots of DERMABOND adhesive due to a mechanized packaging problem. See note 4 of notes to financial statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates" or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, regulatory clearances and approvals, and other statements regarding matters that are not historical facts, involve predictions. Closure's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect Closure's actual results, performance or achievements include, but are not limited to, the "Risk Factors" set forth in Item 1 of this Annual Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, we disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, included elsewhere in this Annual Report.


OVERVIEW

Since our inception in 1990, we have focused our efforts on developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. During 2001, DERMABOND adhesive continued to be our flagship product and our first DERMABOND adhesive line extension was launched by Ethicon. We also entered new markets as our first OTC product, SOOTHE-N-SEAL(R) adhesive, was launched by Colgate. Closure's second OTC product was introduced into the OTC adhesive bandage market in the first quarter of 2002 when CPC began its consumer launch of BAND-AID(R) Brand Liquid Bandage. Also during 2001, we strengthened our marketing and distribution channels by signing three new worldwide, exclusive, marketing, distribution and product development agreements with world-class health care companies, including CPC, Abbott and Johnson & Johnson Wound Management.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue recognition. Except for DERMABOND adhesive, revenues from product sales are recognized upon shipment which is when title is transferred. The sales price of DERMABOND adhesive is ultimately determined by the sales price of the product to the ultimate customer. Initially, we recognize revenue at an agreed-upon amount per unit at the time the product is shipped. Ethicon provides a summary of its sales of DERMABOND adhesive on a quarterly basis, and at that time, we recognize additional revenue in an amount equal to the difference between the previously recognized amount and the actual sales price received by Ethicon, as well as royalties. Advance payments received by us that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods.

Non-refundable fees received upon the execution of marketing and distribution agreements for which Closure has an ongoing commitment to provide product are deferred and recognized ratably over the period of the related agreement pursuant to SEC Staff Accounting Bulletin No. 101. Under these marketing and distribution agreements, we may receive additional milestone payments after the execution of the contract. Because these payments are based on events or achievements that may be outside of our control, we are unable to reasonably estimate the amount of revenue, if any, that we might receive in the future under our agreements. Potential payments under existing contracts could total $3.6 million over the next two years assuming that all criteria are achieved. The revenue related to these payments would be deferred and recognized ratably over the period of the related agreement, which could extend as far out as 2011 for certain agreements.

Intangible assets. Intangible assets consist primarily of patents and licenses. Costs incurred to secure patents and obtain licenses are capitalized until either the related patent or license is issued or obtained, in which case they are amortized over the shorter of their remaining economic or useful lives, generally fifteen years for patents, or they are rejected or abandoned, in which case they are written off. On an ongoing basis, Closure evaluates the adequacy of its patent and license carrying values.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Closure evaluates its inventory for obsolete or unmarketable inventory on an ongoing basis.

Income taxes. Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded if realization of some portion or all of a deferred asset cannot be reasonably assured. On a quarterly basis, we consider all positive and negative evidence, including our earnings history and existing contracts and partnerships, to determine whether it is more likely than not that certain deferred tax assets will be recovered in the future. Despite achieving profitability in fiscal 2001, we believe a full valuation allowance is necessary at December 31, 2001 due to the limited earnings history coupled with uncertainties surrounding future market conditions.

Related parties. On January 1, 1998, we entered into an agreement with Innocoll GmbH, of Saal-Donau, Germany, pursuant to which we pay Innocoll $180,000 per year for five years. During 2000 and 2001, $180,000 and $135,000, respectively, were paid to Innocoll and $45,000 was included in accrued expenses at December 31, 2001. Innocoll acts as Closure's authorized representative in Europe under the Medical Device Directive and will provide alternative manufacturing space as needed. Two members of the Company's Board of Directors own 99% of the equity of Innocoll.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Total revenues for 2001 were $19,173,000 compared to $13,701,000 for 2000. Product revenues increased by 41% which is primarily due to increased shipments of DERMABOND adhesive. Also contributing to this increase was the launch of SOOTHE-N-SEAL(R) adhesive, including a significant amount of samples, into the consumer market in the second quarter of 2001 by Colgate. License and product development revenues increased during 2001 to $768,000 from $625,000 in 2000 as revenue previously deferred was recognized ratably over the lives of various contracts with our marketing partners, including those entered into during 2001.

Cost of products sold. Cost of products sold for 2001 was $5,450,000 compared to $3,841,000 for 2000. Cost of products sold as a percentage of product sales remained fairly constant at approximately 29% for 2001 and 2000. Although 2001 sales volume increased, this percentage remained steady due to the mix of the products during 2001 which included the lower margin SOOTHE-N-SEAL(R) adhesive and related samples. We expect that future gross margins on product sales will fluctuate based on production volumes and the relative proportion of professional and OTC products.

Operating expenses. Operating expenses were approximately $11,627,000 and $11,268,000 for 2001 and 2000, respectively. Operating expenses primarily consist of research, development and regulatory affairs expenses and general and administrative expenses and, in 2001, expenses related to a voluntary packaging recall. During 2001, research, development and regulatory affairs expenses were primarily focused on the development of DERMABOND adhesive line extensions, the development of a liquid occlusive dressing, other product development and basic research. During 2001, we were not involved in any clinical trials. During 2000, research, development and regulatory affairs expenses were primarily focused on clinical trials for BAND-AID(R) Brand Liquid Bandage, the development of DERMABOND adhesive line extensions, other product development and basic research. We expect these expenses will increase as we expand our product pipeline and related development efforts and clinical trials for potential new products, in particular our absorbable products. Overall, general and administrative expenses remained fairly consistent with the exception of salary expenses which increased during the 2001 period due to increased headcount.

Also in 2001, we recorded a special charge related to the voluntary packaging recall of three production lots of DERMABOND adhesive due to blister packaging seals that may have been compromised due to a mechanized packaging problem. The related costs of this recall were estimated to be approximately $430,000 and consist primarily of costs to notify customers, cost of replacement product and shipping expenses.

Interest income, net. Interest income for 2001 decreased to $459,000 from $496,000 for 2000. Total interest income decreased primarily due to lower investment yields as a result of market interest rate changes during 2001. Interest expense also declined due to the continued reduction of our term loan balance and capital lease obligations through monthly principal payments coupled with a decline in interest rates associated with those obligations.

Income taxes. During 2001, tax expense was recorded for the first time by Closure in the amount of $21,000. This amount represents alternative minimum taxes that cannot be eliminated through the use of net operating loss carryforwards.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Total revenues for 2000 were $13,701,000, including $625,000 of license and product development revenues, compared to $13,370,000 for 1999. Product sales decreased by $294,000 from the 1999 period. Product revenues for the full year 2000 were comparable to 1999 levels but were not representative of actual market demand, nor of Ethicon's sales, of DERMABOND adhesive. During 2000, Ethicon continued to reduce its DERMABOND adhesive inventory levels that were built-up during 1999.

Cost of products sold. Cost of products sold for 2000 decreased to $3,841,000 from $4,722,000 for 1999. Cost of products sold as a percentage of product sales decreased to 29% for 2000 from 35% for 1999. This decrease in cost of products sold as a percentage of product sales was primarily the result of increased product yields and reduction of manufacturing costs.

Operating expenses. Operating expenses were approximately $11,268,000 and $11,700,000 for 2000 and 1999, respectively. Operating expenses primarily consist of research, development and regulatory affairs expenses and general and administrative expenses. During 2000, research, development and regulatory affairs efforts were primarily focused on clinical trials for BAND-AID(R) Brand Liquid Bandage, the development of DERMABOND adhesive line extensions and other product development and basic research. During 1999, such efforts were focused primarily on the development of DERMABOND adhesive line extensions and BAND-AID(R) Brand Liquid Bandage, as well as clinical trials for SOOTHE-N-SEAL(R) adhesive.

Interest income, net. Interest income for 2000 decreased to $496,000 from $525,000 for 1999. Total interest income decreased primarily due to interest earned from lower average cash and investment balances. Interest expense also decreased due to continued reduction of our term loan balance and capital lease obligations through monthly principal payments.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $13.0 million at December 31, 2001.

Closure has a $3.0 million line of credit, of which there were no borrowings against at December 31, 2001, that extends through May 2002. In addition, we have an equipment term loan of which the balance was $936,000 at December 31, 2001. In May 2002 when the term loan matures, the balance will be approximately $690,000. At that time, the lender may allow us to renew the loan under terms similar to the existing agreement. If we are unable to renew, the entire balance of $690,000 will be immediately due and payable. The term loan and line of credit agreements, which previously required us to maintain no less than fifty percent of the outstanding or committed loan balance in an investment account with the lender, were modified in December 2001 to eliminate such requirement.

Our capital lease obligation at December 31, 2001 was $333,000 and is classified as a current liability. Upon expiration of the leases in 2002, we are required to purchase primarily all of the equipment for the fair market value. The fair market value, which we expect to be approximately $130,000, is to be equal to no less than 5% and no more than 10% of the original equipment cost. Future minimum lease payments under noncancellable operating leases are approximately $3.1 million over the next six years.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of December 31, 2001. We estimate that capital investments for 2002 will approximate $1.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2001, Closure spent approximately $5.6 million in research, development and regulatory affairs expenses compared to $5.9 million in 2000. The decrease was primarily due to the fact that Closure was not involved in any clinical trials during 2001. We continued to increase our research and development activities to maintain a competitive advantage and we anticipate that research and development expenses will increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers and are expensed as incurred. We are reimbursed for a fixed percentage of research and development expenses related to projects approved under cost sharing arrangements with marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. We cannot estimate the costs to complete our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $3.2 million for 2001 compared to $432,000 for 2000. The increase in cash provided by operations was primarily due to the increase in net income during the 2001 period.

Net cash used by investing activities was $1.6 million during 2001 compared to cash provided by investment activities of $558,000 during the 2000 period. The net cash used during 2001 primarily related to the purchase of fixed assets and the investment in intangible assets of approximately $2.0 million offset by proceeds from investments of approximately $406,000.

Net cash used by financing activities was $66,000 during 2001 compared to $116,000 for 2000. Our primary financing activities during both years were the repayment of debt and capital lease obligations, approximately $872,000, offset by the proceeds from the sale of stock under our stock option and other benefit plans.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $13.0 million as of December 31, 2001, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:
..     our ability to manufacture and commercialize successfully our lead product, DERMABOND adhesive;
..     the progress of our research and product development programs for future nonabsorbable and absorbable products, including clinical studies;
..     the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development and progress of sales and marketing efforts;
..     our ability to maintain existing marketing agreements, including our agreement with Ethicon for DERMABOND adhesive, and establish and maintain new marketing agreements;
..     our ability to achieve product development milestones;
..     the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements;
..     the effect of competing technological and market developments;
..     timely receipt of regulatory clearances and approvals;
..     general acceptance of our products by the medical community and consumers;
      and
..     general economic conditions.

We may be required to seek additional capital to finance our operations in the future. If our currently available funds and internally generated cash flow are not sufficient to satisfy our financing and operating needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements with marketing partners. Other than our capital lease obligations, term loan and working capital line of credit, we have no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to us on favorable terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 2001, our total portfolio consisted of approximately $13.0 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

Our international sales and related royalties of DERMABOND adhesive are based on sales in foreign currencies. However, all of our sales to customers are payable in U.S. dollars and we may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.


ITEM 8.  FINANCIAL STATEMENTS.

Our financial statements required by this item are attached to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item concerning directors and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our definitive 2002 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2001. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our definitive 2002 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to our definitive 2002 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to our definitive 2002 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.

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

     3.  Exhibits.  (See (c) below)
         --------

(b)      Reports on Form 8-K.
         -------------------

         A Form 8-K was filed on November 15, 2001 disclosing the schedules to the Licensing, Distribution and Supply Agreement dated as of May 23, 2001 between Closure Medical Corporation and Johnson & Johnson Consumer Companies, Inc.

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

Exhibit
Number                              Description
------                              -----------

  3.1          Restated Certificate of Incorporation (Exhibit 3.1)(1)
  3.2          Amendment to Restated Certificate of Incorporation (Exhibit
               3.2)(2)
  3.3          By-Laws (Exhibit 3.2)(1)
 10.1+ Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.8)(1)
 10.2++ Amended and Restated 1996 Equity Compensation Plan of the Company (Exhibit 10.1) (8)
 10.3++        Employment Agreement, dated as of May 31, 1996, between Robert V.
               Toni and the Company (Exhibit 10.10)(1)
 10.4++        Employment Agreement, dated as of May 31, 1996, between Jeffrey
               G. Clark and the Company (Exhibit 10.12)(1)
 10.5++        Employment Agreement, dated as of May 31, 1996, between Joe B.
               Barefoot and the Company (Exhibit 10.13)(1)
 10.6++        Consulting Agreement, dated as of May 31, 1996, between Steven A.
               Kriegsman and the Company (Exhibit 10.14)(1)
 10.7 Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C. and the Company (Exhibit 10.15)(1)
 10.8 Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot and the Company (Exhibit 10.16)(1)
 10.9 Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung, Anthony V. Seaber and the Company (Exhibit 10.17)(1)
 10.10 Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.19)(2)
 10.11 Master Lease Agreement, dated as of January 29, 1997, between Transamerica Business Credit Corporation and the Company (Exhibit 10.20)(2)
 10.12 Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the Company (Exhibit 10.15)(4)
 10.13 Promissory Note, dated November 14, 1997, issued by the Company to NationsBank, N.A. (Exhibit 10.16)(4)
 10.14 Security Agreement, dated November 14, 1997, between the Company and NationsBank, N.A. (Exhibit 10.17)(4)
 10.15 Pledge Agreement, dated November 14, 1997, between the Company and NationsBank N.A. (Exhibit 10.18)(4)

 10.16++       Employment Agreement, dated as of June 9, 1997, between William
               M. Cotter and the Company (Exhibit 10.19)(4)
 10.17++       Employment Agreement, dated as of January 1, 1998, between
               Anthony J. Sherbondy and the Company (Exhibit 10.20)(4)
 10.18++       Employment Agreement, dated as of February 18, 1998, between
               Dennis D. Burns and the Company (Exhibit 10.21)(4)
 10.19         Amendment, dated August 15, 1997, to Lease, dated February 14,
               1997, between AP Southeast Portfolio Partners, L.P. and the
               Company (Exhibit 10.22)(4)
 10.20         Representative and Manufacturing Facility Agreement, dated
               January 1, 1998, between Innocoll GmbH and the Company (Exhibit
               10.23)(4)
 10.21++       1999 Employee Stock Purchase Plan of the Company (Exhibit
               10.1)(5)
 10.22++       Employment Agreement, dated as of May 3, 2000, between Benny Ward and the Company
 10.23+        Distribution, Supply and Development Agreement, dated as of
               December 21, 2000, between Colgate Oral Pharmaceuticals, Inc. and the Company
 10.24+        Licensing, Distribution and Supply Agreement between Johnson &
               Johnson Consumer Products Company and the Company dated as of May
               23, 2001 (Exhibit 10.1)(6)
 10.25#*       Amendment, dated September 15, 1998, to Supply and Distribution
               Rights Agreement, dated as of March 20, 1996, between Ethicon,
               Inc. and the Company
 10.26#*       Amendment, dated September 30, 1998, to Supply and Distribution
               Rights Agreement, dated as of March 20, 1996, between Ethicon,
               Inc. and the Company
 10.27#*       Amendment, dated November 6, 2001, to Supply and Distribution
               Rights Agreement, dated as of March 20, 1996, between Ethicon,
               Inc. and the Company
 10.28         Rights Agreement, dated as of July 30, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent
               (Exhibit 4)(7)
 10.29++*      Employment Agreement, dated as of July 9, 2001, between Jerry Y.
               Jonn and the Company
 10.30++*      Amendment to Employment Agreement, dated as of March 27, 2002, between Robert V. Toni and the Company
 23.1*         Consent of PricewaterhouseCoopers LLP
 24.1*         Power of Attorney (included on signature page to this Annual
               Report)
-----------
*   Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the "Commission") pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
++  Compensation plans and arrangements for executives and others.
# Portions of this exhibit were omitted and filed separately with the Secretary of the Commission with the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72953) filed with the Commission on February 25, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.
(6) Filed as an exhibit to the Company's Current Reports on Form 8-K filed June 22, 2001 and November 15, 2001.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed July 30, 2001.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-58456) filed with the Commission on April 6, 2001.


(d)     Financial Statement Schedules.
        -----------------------------

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 2002                  CLOSURE MEDICAL CORPORATION
                                       By: /s/ ROBERT V. TONI
                                           -------------------------------------
                                           Robert V. Toni
                                           President and Chief Executive Officer

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

     Signature                           Capacity                       Date
     ---------                           --------                       ----

 /S/ ROBERT V. TONI
 --------------------------   President and Chief Executive       March 28, 2002
     Robert V. Toni             Officer (principal executive
                                officer) and Director

 /S/ BENNY WARD
 --------------------------   Vice President and Chief Financial  March 28, 2002
     Benny Ward                 Officer (principal financial
                                and accounting officer)

 /S/ RONALD A. AHRENS
 --------------------------   Chairman of the Board of Directors  March 28, 2002
     Ronald A. Ahrens

 /S/ DENNIS C. CAREY
 --------------------------   Director                            March 28, 2002
     Dennis C. Carey

 /S/ RICHARD W. MILLER
 --------------------------   Director                            March 28, 2002
     Richard W. Miller

 /S/ JAMES E. NIEDEL
 --------------------------   Director                            March 28, 2002
     James E. Niedel

 /S/ F. WILLIAM SCHMIDT
 --------------------------   Director                            March 28, 2002
     F. William Schmidt

 /S/ ROLF D. SCHMIDT
 --------------------------   Director                            March 28, 2002
     Rolf D. Schmidt

 /S/ RANDY H. THURMAN
 --------------------------   Director                            March 28, 2002
     Randy H. Thurman

                           CLOSURE MEDICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants                                            F-2
Financial Statements:
   Balance Sheets as of December 31, 2000 and 2001                           F-3
   Statements of Operations for the years ended December 31, 1999,
        2000 and 2001                                                        F-4
   Statements of Cash Flows for the years ended December 31, 1999,
        2000 and 2001                                                        F-5
   Statements of Stockholders' Equity for the years ended
        December 31, 1999, 2000 and 2001                                     F-6
   Notes to Financial Statements                                             F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Closure Medical Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company adopted Staff Accounting Bulletin No. 101 in fiscal 2000, which resulted in a change in the method of accounting for revenue from license and product development agreements.


/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 8, 2002


                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              December 31,
                                                                          --------------------
                                                                            2000        2001
                                                                          --------    --------
Assets
Cash and cash equivalents                                                 $  1,382    $  2,914
Short-term investments                                                       7,544       8,925
Restricted investments                                                       2,906         -
Accounts receivable                                                          1,322       1,985
Inventories                                                                    596       1,246
Prepaid expenses                                                               308         263
                                                                          --------    --------
   Total current assets                                                     14,058      15,333
Furniture, fixtures and equipment, net                                       6,598       6,181
Intangible assets, net                                                       1,483       2,707
Long-term investments                                                          -         1,119
                                                                          --------    --------
   Total assets                                                           $ 22,139    $ 25,340
                                                                          ========    ========
Liabilities and Stockholders' Equity
Accounts payable                                                          $  1,160    $  1,206
Accrued expenses                                                             1,525       2,355
Deferred revenue                                                             1,102       1,182
Capital lease obligations                                                      322         333
Debt obligations                                                             1,487         936
                                                                          --------    --------
   Total current liabilities                                                 5,596       6,012
Other accrued liabilities                                                      -           100
Deferred revenue                                                             2,304       1,981
Capital lease obligations less current portion                                 332         -
                                                                          --------    --------
   Total liabilities                                                         8,232       8,093
                                                                          --------    --------
Commitments and contingencies (See notes 9, 10, 11 and 14)                     -           -

Preferred stock, $0.01 par value.  Authorized 2,000 shares; none issued
   or outstanding                                                              -           -
Common stock, $0.01 par value.  Authorized 35,000 shares; issued and
   outstanding 13,428 and 13,508 shares, respectively                          134         135
Additional paid-in capital                                                  47,716      48,521
Accumulated deficit                                                        (33,943)    (31,409)
                                                                          --------    --------
   Total stockholders' equity                                               13,907      17,247
                                                                          --------    --------
   Total liabilities and stockholders' equity                             $ 22,139    $ 25,340
                                                                          ========    ========


   The accompanying notes are an integral part of these financial statements.


                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                              Years Ended December 31,
                                                                                        -----------------------------------
                                                                                           1999        2000         2001
                                                                                        ----------   --------    ----------
Product sales                                                                           $   13,370   $ 13,076    $   18,405
License and product development revenues                                                       -          625           768
                                                                                        ----------   --------    ----------
   Total revenues                                                                           13,370     13,701        19,173
Cost of products sold                                                                        4,722      3,841         5,450
                                                                                        ----------   --------    ----------
   Gross profit                                                                              8,648      9,860        13,723
                                                                                        ----------   --------    ----------
Research, development and regulatory affairs expenses                                        6,296      5,853         5,622
General and administrative expenses                                                          5,404      5,415         5,575
Special charge- voluntary packaging recall  (See note 4)                                       -          -             430
                                                                                        ----------   --------    ----------
   Total operating expenses                                                                 11,700     11,268        11,627
                                                                                        ----------   --------    ----------
Income (loss) from operations                                                               (3,052)    (1,408)        2,096
Interest expense                                                                              (344)      (235)         (134)
Interest income                                                                                869        731           593
                                                                                        ----------   --------    ----------
Income (loss) before taxes                                                                  (2,527)      (912)        2,555
Provision for income taxes                                                                     -          -              21
                                                                                        ----------   --------    ----------
Net income (loss) before cumulative effect of accounting change                             (2,527)      (912)        2,534
Cumulative effect of accounting change (See note 3)                                            -       (2,656)          -
                                                                                        ----------   --------    ----------
Net income (loss)                                                                       $   (2,527)  $ (3,568)   $    2,534
                                                                                        ==========   ========    ==========
Shares used in computation of net income (loss) per common share:
    Basic                                                                                   13,324     13,390        13,468
                                                                                        ==========   ========    ==========
    Diluted                                                                                 13,324     13,390        13,852
                                                                                        ==========   ========    ==========
Net loss per common share- cumulative effect of accounting change:
    Basic                                                                               $      -     $  (0.20)   $      -
                                                                                        ==========   ========    ==========
    Diluted                                                                             $      -     $  (0.20)   $      -
                                                                                        ==========   ========    ==========
Net income (loss) per common share:
    Basic                                                                               $    (0.19)  $  (0.27)   $     0.19
                                                                                        ==========   ========    ==========
    Diluted                                                                             $    (0.19)  $  (0.27)   $     0.18
                                                                                        ==========   ========    ==========

Pro forma amounts assuming the change in accounting principle is applied retroactively (See note 3):

Net income (loss)                                                                       $   (1,902)  $   (912)   $    2,534
                                                                                        ==========   ========    ==========
Net income (loss) per common share:
    Basic                                                                               $    (0.14)  $  (0.07)   $     0.19
                                                                                        ==========   ========    ==========
    Diluted                                                                             $    (0.14)  $  (0.07)   $     0.18
                                                                                        ==========   ========    ==========


   The accompanying notes are an integral part of these financial statements.



                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Years Ended December 31,
                                                                ----------------------------------
                                                                  1999         2000         2001
                                                                --------     --------     --------
Cash flows from operating activities:
Net income (loss)                                               $ (2,527)    $ (3,568)    $  2,534
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
Cumulative effect of accounting change (See note 3)                  -          2,656          -
Depreciation and amortization expense                                948          961        1,027
Amortization of deferred compensation on stock options               320           73          -
Loss on disposals of fixed assets                                    594          244           58
Loss on disposals of intangible assets                               100           60          135
Change in accounts receivable                                        459         (590)        (663)
Change in inventories                                                417           (5)        (650)
Change in prepaid expenses                                           (40)          18           45
Change in accounts payable and accrued expenses                   (1,522)         781          976
Change in deferred revenue                                          (967)        (198)        (243)
                                                                --------     --------     --------
Net cash provided (used) by operating activities                  (2,218)         432        3,219
                                                                --------     --------     --------
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment                    (1,174)        (437)        (623)
Investment in intangible assets                                     (483)        (661)      (1,404)
Purchases of investments                                          (6,629)      (6,877)      (7,497)
Proceeds from the sale of investments                             10,401        8,533        7,903
                                                                --------     --------     --------
Net cash provided (used) by investing activities                   2,115          558       (1,621)
                                                                --------     --------     --------
Cash flows from financing activities:
Repayment of debt                                                   (550)        (613)        (551)
Net proceeds from sale of common stock                               582          777          806
Payments under capital lease obligations                            (245)        (280)        (321)
                                                                --------     --------     --------
Net cash used by financing activities                               (213)        (116)         (66)
                                                                --------     --------     --------
Increase (decrease) in cash and cash equivalents                    (316)         874        1,532
Cash and cash equivalents, beginning of year                         824          508        1,382
                                                                --------     --------     --------
Cash and cash equivalents, end of year                          $    508     $  1,382     $  2,914
                                                                ========     ========     ========

Supplemental cash flow information:


Cash payments for interest during 1999, 2000 and 2001 were approximately $317, $260 and $151, respectively. Cash payments for income taxes were $0, $0 and $17 during 1999, 2000 and 2001, respectively.

   The accompanying notes are an integral part of these financial statements.


                           CLOSURE MEDICAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 2000 and 2001
                                 (In thousands)



                                                                                              Deferred
                                                Common Stock       Additional               Compensation     Total
                                         -----------------------    Paid-in     Accumulated   on Stock    Stockholders'
                                            Shares      Amount      Capital       Deficit     Options       Equity
                                         ----------   ----------   ----------   ----------   ----------   ------------
Balance at December 31, 1998                 13,290   $      133   $   46,358   $  (27,848)  $     (393)  $   18,250
Amortization of deferred compen-
   sation on stock options                      -            -            -            -            320          320
Exercise of stock options, 401(k)
   match and sale of common
   stock under ESPP                              57          -            582          -            -            582
Net loss                                        -            -            -         (2,527)         -         (2,527)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1999                 13,347          133       46,940      (30,375)         (73)      16,625
Amortization of deferred compen-
   sation on stock options                      -            -            -            -             73           73
Exercise of stock options, 401(k)
   match and sale of common
   stock under ESPP                              81            1          776          -            -            777
Net loss                                        -            -            -         (3,568)         -         (3,568)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000                 13,428          134       47,716      (33,943)         -         13,907
Exercise of stock options, 401(k)
   match and sale of common
   stock under ESPP                              80            1          805          -            -            806
Net income                                      -            -            -          2,534          -          2,534
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2001                 13,508   $      135   $   48,521   $  (31,409)    $    -     $   17,247
                                         ==========   ==========   ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       ORGANIZATION AND OPERATIONS

         Closure Medical Corporation (the "Company" or "Closure") develops, manufactures, and commercializes medical tissue adhesive products based on its proprietary cyanoacrylate technology to be used for human and veterinary wound closure. Prior to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

         The Company's medical tissue adhesives can be used to close and seal wounds and incisions rapidly as well as stop leakage of blood and other bodily fluids from injured tissue. The Company's lead product DERMABOND Topical Skin Adhesive ("DERMABOND adhesive") is a nonabsorbable tissue adhesive that can be used to replace sutures and staples for certain topical wound closure applications. DERMABOND adhesive was approved for marketing by the United States Food and Drug Administration ("FDA") in August 1998. The Company's marketing partner, Ethicon, Inc. ("Ethicon"), a Johnson & Johnson company, markets and distributes DERMABOND adhesive.

         On January 29, 2001, the Company received FDA clearance to market BAND-AID(R) Brand Liquid Bandage ("Liquid Bandage"), which is the first and only cyanoacrylate medical device approved by the FDA for the over-the-counter ("OTC") adhesive bandage market. In May 2001, the Company entered into an agreement providing Johnson & Johnson Consumer Products Company ("CPC") with worldwide supply, distribution and development rights to Liquid Bandage technology. The agreement includes rights to Closure's Liquid Bandage and future OTC products, except for SOOTHE-N-SEAL(R) canker sore relief ("SOOTHE-N-SEAL(R) adhesive").

         The Company entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. ("Colgate"), a subsidiary of Colgate-Palmolive Company, with supply, distribution and development rights to the Company's SOOTHE-N-SEAL(R) adhesive technology in December 2000. The Company received FDA clearance to market SOOTHE-N-SEAL(R) adhesive in September 1999. SOOTHE-N-SEAL(R) adhesive was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market.

         In July 2001, the Company entered into an agreement providing Abbott Laboratories, Inc. ("Abbott") with worldwide supply, distribution and development rights to the NEXABAND(R) product line. The agreement granted Abbott immediate worldwide distribution rights of NEXABAND(R) adhesives excluding the United States and Canada. Upon the expiration of the Company's prior distribution arrangement in the second quarter of 2002, Abbott can begin the distribution of NEXABAND(R) products in the United States and Canada. The NEXABAND(R) adhesive line consists of two products used in veterinary wound closure and wound care. The adhesives are used in cat declaw procedures as well as spay and neuter procedures.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents
         Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

         Investments
         Short-term investments consist primarily of short-term money market funds, commercial paper and corporate bonds having maturities as of the purchase date greater than three months but less than or equal to one year. Long-term investments have maturities greater than one year. All investments have been classified as available-for-sale securities. In 2000, restricted investments served as collateral securing the Company's term loan and line of credit. The fair market value, based on quoted market prices, of all investments approximates amortized cost.

         Inventories
         Inventories are stated at the lower of cost (first-in, first-out) or market. Closure evaluates its inventory for obsolete or unmarketable inventory on an ongoing basis.

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

2.       Furniture, Fixtures and Equipment
         Furniture, fixtures and equipment are stated at cost. Depreciation expense is computed using the straight-line method over estimated useful lives ranging between three and ten years. Expenditures for repairs and maintenance are charged to expense as incurred.

         Intangible Assets
         Costs incurred to secure patents and obtain licenses are capitalized until either the related patent or license is issued or obtained, in which case they are amortized over the shorter of its remaining economic or useful life, generally fifteen years for patents, or it is rejected or abandoned, in which case they are written off. On an ongoing basis, Closure evaluates the adequacy of the patent and license carrying values.

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

         Revenue Recognition
         Except for DERMABOND adhesive, revenues from product sales are recognized upon shipment which is when risk of loss and title is transferred. The sales price of DERMABOND adhesive is ultimately determined by the sales price of the product to the ultimate customer. Initially, the Company recognizes revenue at an agreed-upon amount per unit at the time the product is shipped. Ethicon provides a summary of its sales of DERMABOND adhesive on a quarterly basis, and at that time, the Company recognizes additional revenue in an amount equal to the difference between the previously recognized amount and the actual sales price received by Ethicon, as well as royalties. Advance payments received by the Company that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods. Non-refundable fees or payments received upon milestone achievements or the execution of marketing and distribution agreements for which Closure has an ongoing commitment to provide product are deferred and recognized ratably over the period of the related agreements.

         During fiscal 1999, 2000 and 2001, one customer accounted for 93%, 90% and 83% of total product sales, respectively. One customer accounted for 92% and 65% of trade accounts receivable at December 31, 2000 and 2001, respectively. Each of the Company's marketing partners are based in the United States, and accordingly, less than one percent of the Company's revenues during 2000 and 2001 were from outside of North America. However, the majority of the Company's products are marketed on a global basis by its marketing partners.

         Research and Development Expenses
         Research and development costs are expensed as incurred. The Company is reimbursed for a fixed percentage of research and development expenses related to projects approved under cost sharing arrangements with marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis.

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

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

         Related Parties
         On January 1, 1998, the Company entered into an agreement with Innocoll GmbH, of Saal-Donau, Germany, which provides for fees to be paid to Innocoll of $180,000 per year for five years. During 2000 and 2001, $180,000 and $135,000, respectively, were paid to Innocoll and $45,000 was included in accrued expenses at December 31, 2001. Innocoll acts as Closure's authorized representative in Europe under the Medical Device Directive and will provide alternative manufacturing space as needed. Two members of the Company's Board of Directors own 99% of the equity of Innocoll.

         Fair Value of Financial Instruments
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at December 31, 2000 and 2001 approximated their fair value due to the short-term nature of these items.

         The fair value of the Company's investments at December 31, 2000 and 2001 approximate their carrying values as these investments are primarily in short-term interest-bearing investment-grade securities.

         The carrying value of the Company's notes payable and capital lease obligations at December 31, 2000 and 2001 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates.

         Accounting for Stock-Based Compensation
         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Consequently, the adoption of SFAS 123 does not have any impact on the financial position or results of operations of the Company, but pro forma disclosures of net income (loss) and net income (loss) per common share have been provided in note 13 as if the fair value method had been applied.

         Segment Reporting
         The Company has determined that it did not have any separately reportable operating segments as of December 31, 2001.

         Recently Issued Accounting Standards
         In June 2001, the FASB issued Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141, which applies to all business combinations initiated after June 30, 2001, eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The Company has adopted SFAS No. 141 without any financial impact on the Company's financial position or results of operations. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach and is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 as of January 1, 2002 and does not expect that it will have a material impact on the Company's financial position or results of operations.

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At the present time, the adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 as of January 1, 2002 and does not expect that it will have a material impact on the Company's financial position or results of operations.

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

4.       SPECIAL CHARGE

         In November 2001, the Company initiated a voluntary recall of DERMABOND product due to concern that the packaging seals of three production lots may have been compromised and the product sterility could not be assured. Distribution of the recalled lots was limited to the United States. The related costs consist primarily of costs to notify customers, cost of replacement product and shipping expenses.

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

5.       INVENTORIES

         Inventories included the following (in thousands):

                                              December 31,
                                        ----------------------
                                          2000          2001
                                        --------      --------
         Packaging                      $    195      $    451
         Raw materials                        46            61
         Work-in-process                     301           309
         Finished goods                       54           425
                                        --------      --------
                                        $    596      $  1,246
                                        ========      ========

6.       FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment included the following (in thousands):

                                                 December 31,
                                            ---------------------    Estimated
                                              2000         2001     Useful Lives
                                            --------     --------   ------------

         Furniture and computers            $  1,218     $  1,248     3-10 years
         Machinery and equipment               3,455        5,161     5-10 years
         Leasehold improvements                2,955        2,955     10 years
         Construction-in-progress              1,735          537
                                            --------     --------
                                               9,363        9,901
         Accumulated depreciation             (2,765)      (3,720)
                                            --------     --------
                                            $  6,598     $  6,181
                                            ========     ========

7.       INTANGIBLE ASSETS

         Intangible assets included the following (in thousands):

                                                 December 31,
                                            ---------------------    Estimated
                                              2000         2001     Useful Lives
                                            --------     --------   ------------

         Trademarks                         $     57     $     57      5 years
         Patents:
            Approved                             333          505     5-17 years
            Unapproved                         1,280        1,827         *
         License                                  --          550     15 years
         Other                                   197          197      5 years
                                            --------     --------
                                               1,867        3,136
         Accumulated amortization               (384)        (429)
                                            --------     --------
                                            $  1,483     $  2,707
                                            ========     ========

          * Patents are not amortized until approved.


8.       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                 December 31,
                                            ---------------------
                                              2000          2001
                                            --------     --------
         Accrued payroll                    $  1,126     $  1,436
         Voluntary packaging recall               --          430
         Other                                   399          489
                                            --------     --------

                                            $  1,525     $  2,355
                                            ========     ========

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

9.       DEBT AND RELATED ACCRUED INTEREST

         On November 14, 1997, the Company entered into a financing arrangement to borrow up to $3,000,000 to finance leasehold improvements and equipment related to the Company's expansion into a 50,000 square foot manufacturing, research and administration facility. In June 2001, the remaining loan balance amount of approximately $1,200,000 was refinanced under terms similar to the original agreement. At December 31, 2001, the balance was $936,000. Borrowings are payable monthly in principal and interest, with one final payment of all remaining principal and accrued interest due May 31, 2002. Borrowings under this agreement bear interest at the 30-day LIBOR rate plus 167 basis points and are secured by the related equipment and leasehold improvements. The interest rate was approximately 3.7% at December 31, 2001.

         In June 2001, the Company renewed for a period of one year its $3,000,000 line of credit for working capital purposes which was originally entered into in October 1999. The agreement is secured by certain trade accounts receivable and is cross-collateralized with the equipment term loan. In addition, there is an annual financing fee equal to one eighth of one percent of the undrawn portion of the commitment amount. As of December 31, 2001, there were no borrowings against the line of credit.

         Both the line of credit and equipment term loan require the Company to comply with certain financial covenants including minimum liquidity and tangible net worth, which the Company was in compliance with at December 31, 2001.


10.      LEASES

         The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2007. Rent expense related to operating leases was approximately $549,000, $559,000 and $569,000 for 1999, 2000 and 2001, respectively.

         The Company leases equipment under capital leases with original lease terms of four to five years. At December 31, 2001, the balance was $333,000, which was classified as a current liability. At the expiration of the leases in 2002, the Company is required to purchase primarily all of the equipment for the fair market value. The fair market value, which the Company expects to be approximately $130,000, is to be equal to no less than 5% and no more than 10% of the original equipment cost.

         Future minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2001 (in thousands):

                                                      Operating
                                                        Leases
                                                      ------------
         2002                                         $        572
         2003                                                  580
         2004                                                  538
         2005                                                  534
         2006                                                  544
         Thereafter                                            322
                                                      ------------
         Total minimum lease payments                 $      3,090
                                                      ============

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

11.      MAJOR CUSTOMERS

         In 1996, the Company entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. Upon execution of the agreement, Ethicon paid Closure $4,500,000, which represented a $3,500,000 non-refundable licensing fee and a $1,000,000 payment that has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales (as described below). At December 31, 2001, $660,000 of the $1,000,000 payment had been offset against product purchases leaving $340,000 classified as deferred revenue on the Company's balance sheet to offset future product purchases. In 1996, Ethicon advanced Closure an additional $1,000,000 payment related to the achievement of a milestone pursuant to the agreement, which was fully credited against royalties owed by Ethicon from 1998 through 2000.

         The agreement requires Ethicon to make minimum purchases that increase annually and to pay royalties based upon net sales. The agreement may be renewed after the initial eight-year term for successive additional periods of one year by Ethicon upon at least ninety days' prior notice to the expiration of the contract period. The agreement is terminable upon specified events, including material breach by either party and insolvency of either party. Upon certain events of default by the Company, including failure to provide an adequate supply of product, Ethicon may end its arrangement to purchase DERMABOND adhesive from the Company, and may manufacture the product itself and pay the Company royalties based on sales. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

         In May 2001, the Company entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID(R) Brand Liquid Bandage technology. Included in the agreement are rights to future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL(R) adhesive technology. The agreement requires CPC to purchase annual minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party notifies the other at least six months prior of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and certain milestones achieved by Closure, CPC made payments to the Company in recognition of its previous research and development expenditures. These payments have been deferred and will be recognized ratably over the life of the agreement. In accordance with the agreement, the Company may receive additional milestone payments, based on achievement of certain criteria, subsequent to the execution of the contract.

         In December 2000, the Company entered into an exclusive worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL(R) adhesive with Colgate. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL(R) adhesive and future oral care products, based upon the Company's proprietary cyanoacrylate technology, to both professional and consumer markets. Upon execution of the agreement, Colgate paid Closure a license fee in consideration for all right, title and interest in the SOOTHE-N-SEAL(R) adhesive trademark. These payments were deferred and will be recognized ratably over the life of the agreement. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed by agreement of both parties for additional periods. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

11.      MAJOR CUSTOMERS--Continued

         In July 2001, the Company entered into an agreement providing Abbott with exclusive worldwide, supply, distribution and development rights to its veterinary NEXABAND(R) product line. The agreement provides Abbott with immediate worldwide distribution rights exclusive of the United States and Canada. Upon expiration of a prior distribution arrangement with Farnam Companies, Inc. in the second quarter of 2002, the agreement provides Abbott with distribution rights in the United States and Canada. This agreement also grants Abbott rights to future veterinary products co-developed through the collaboration of the parties, including product improvements, line extensions and new veterinary products based on the Company's cyanoacrylate technology. The agreement requires Abbott to purchase a minimum dollar amount of products during each contract year. At the end of the contract term, the agreement may be renewed for additional periods with the consent of both parties. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

         The Company entered into an agreement with Johnson and Johnson Wound Management ("J&J"), a division of Ethicon, in November 2001, which provides J&J with worldwide supply, distribution and development rights to its professional wound management platform, including the Company's liquid occlusive dressing for partial thickness wounds. The agreement is in the form of an amendment to the terms of the Company's existing licensing and development agreement with Ethicon. Upon execution of the agreement, J&J paid Closure a non-refundable fee in consideration of rights under the agreement. The Company may receive future milestone payments based on achievement of certain criteria. Both non-refundable and milestone payments will be deferred and recognized ratably over the period of the agreement. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

12.      INCOME TAXES

         There is no current provision or benefit for income taxes recorded for the years ended December 31, 1999 and 2000 as the Company generated net operating losses for income tax purposes for which there is no carryback potential. In 2001, the Company recorded a current provision for income taxes of $21,000, which represents alternative minimum taxes. There is no deferred provision or benefit for income taxes recorded for the years ended December 31, 1999, 2000 and 2001 as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded since realization of these benefits could not be reasonably assured.

         Deferred tax assets are comprised of the following (in thousands):

                                                               December 31,
                                                          ---------------------
                                                             2000        2001
                                                          ---------   ---------
         Net operating loss carryforwards                 $   7,041   $   6,672
         Research and development credit carryforwards        1,237       1,597
         Temporary differences:
            Accruals, reserves and other                        308         321
            Deferred revenue                                  1,161       1,072
            Fixed assets and depreciation                      (118)       (189)
            Intangible assets and amortization                 (499)       (856)
                                                          ---------   ---------
                                                              9,130       8,617
         Valuation allowance                                 (9,130)     (8,617)
                                                          ---------   ---------
         Net deferred tax asset                           $     -     $     -
                                                          =========   =========

         At December 31, 2001, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $17,195,000 which expire beginning in the year 2011. The Company also has research and development tax credit carryforwards of approximately $1,597,000 which will begin to expire in the year 2011. The federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.
         The valuation allowance decreased by $513,000 during 2001 as net operating loss carryforwards were utilized. At December 31, 2001, the valuation allowance included $1,210,000 to offset net operating losses generated by the exercise of stock options. When this portion of the valuation allowance is reduced, the resulting benefit will be credited to additional paid-in-capital.

         Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended
         December 31, 1999, 2000 and 2001 as follows (in thousands):

                                                                     December 31,
                                                          ----------------------------------
                                                            1999        2000           2001
                                                          --------    --------      --------
         U.S. federal tax (benefit) at statutory rate     $   (859)   $ (1,213)     $    868
         State taxes (net of federal benefit)                 (117)       (171)          123
         Change in valuation allowance                       1,773       1,844          (513)
         Deductions related to stock options not
            applicable for financial reporting                (505)       (281)         (268)
         Research and development credit                      (442)       (352)         (360)
         Other                                                 150         173           150
         Alternative minimum taxes                             -           -              21
                                                          --------    --------      --------
         Provision for income taxes                       $    -      $    -        $     21
                                                          ========    ========      ========


Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

13.      EMPLOYEE BENEFIT PLANS

         The Company maintains the Amended and Restated 1996 Equity Compensation
         Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 13, 2000. The
         Plan provides that a maximum of 4,500,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee of the Board of Directors (the "Committee"). Grants under the Plan may consist of (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "nonqualified stock options" ("NQSOs") that are not intended to so qualify. Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option;
         provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not exceed five years from the date of grant. Options outstanding at December 31, 1999, 2000 and 2001 generally vest within three to five years.

         The following table summarizes stock option activity under the Plan:

                                                                         Weighted-      Weighted-
                                                                          Average        Average
                                                                           Price          Fair
                                                          Shares         Per Share        Value
                                                         ---------     ------------    ------------
         Options outstanding at December 31, 1998        1,201,239        $   16.99

         Granted                                         1,106,028            23.63      $  17.30
         Exercised                                         (50,908)            9.54           -
         Canceled                                         (125,009)           25.72           -
                                                         ---------     ------------
         Options outstanding at December 31, 1999        2,131,350            20.19

         Granted                                           930,699            20.29         16.23
         Exercised                                         (57,510)            8.42           -
         Canceled                                          (69,120)           21.23           -
                                                         ---------     ------------
         Options outstanding at December 31, 2000        2,935,419            20.43

         Granted                                           308,200            20.07         15.62
         Exercised                                         (53,165)           10.10           -
         Canceled                                          (51,400)           24.46           -
                                                         ---------     ------------
         Options outstanding at December 31, 2001        3,139,054            20.51
                                                         =========


Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

13.      EMPLOYEE BENEFIT PLANS--Continued

         The following table summarizes information about stock options at December 31, 2001:

                                             Options Outstanding                       Options Exercisable
                             ----------------------------------------------------  ---------------------------
                                                                   Weighted-                         Weighted-
                                                 Weighted-          Average                           Average
             Range of            Number           Average          Remaining          Number         Exercise
           Exercise Price      Outstanding     Exercise Price   Contractual Life    Exercisable       Price
         -----------------   ----------------   --------------  -----------------  --------------  -----------
         $5.00-$14.56                 712,999   $    10.54            6.30                472,619   $     8.51
         $14.75-$24.75              1,679,595        20.41            7.97                979,807        20.74
         $25.25-$29.81                294,253        28.79            6.98                149,883        28.69
         $30.63-$35.00                452,207        31.19            7.24                254,016        31.07
                             ----------------                                      --------------
         Total                      3,139,054                                           1,856,325
                             ================                                      ==============


         Options available for grant at December 31, 2001 totaled 1,084,787.

         Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the "ESPP") to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for issuance under the ESPP. Under the ESPP, employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 2000 and 2001, 16,649 and 23,744 shares were issued under the ESPP, respectively. At December 31, 2001, 1,454,759 shares were available for issuance.

         During 1999, 2000 and 2001, the Company recognized approximately $320,000, $73,000 and $0, respectively, of compensation expense related to the Plan. Had compensation expense for 1999, 2000 and 2001, assuming it was recognized on a straight-line basis over the vesting period for awards under the Plan and in the year of purchase for benefits received under the ESPP, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                     1999              2000           2001
                                                                   -------           -------         ------
        Net income (loss)-as reported                              $(2,527)          $(3,568)        $2,534
        Net loss-pro forma                                          (8,633)          (12,118)        (8,094)
        Net income (loss) per common share:
          Basic -as reported                                         (0.19)            (0.27)          0.19
          Diluted-as reported                                        (0.19)            (0.27)          0.18
        Net loss per common share--basic and diluted-
        pro forma                                                    (0.65)            (0.91)         (0.60)


         The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

                                                                     1999              2000           2001
                                                                   -------           -------         ------
        Average expected life (years)                                   5.5               7.4           7.0
        Average interest rate                                          5.6%          5.3-6.7%      4.4-5.3%
        Volatility                                                    85.0%             84.0%         84.3%
        Dividend yield                                                 0.0%              0.0%          0.0%


Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

13.      EMPLOYEE BENEFIT PLANS--Continued

         The Company maintains a 401(k) Retirement Plan and Trust (the "401(k) Plan") available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations. Effective January 1, 1997, the 401(k) Plan was amended to make one-half of the matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company. Effective January 1, 2000, the Company amended the 401(k) Plan in order to change the contribution of the stock match to a quarterly basis instead of an annual basis. Shares are issued based on the closing stock price of the Common Stock at the end of each fiscal quarter, with fractional match amounts carried over to subsequent quarters. At December 31, 2000 and 2001, the 401(k) Plan had a receivable from the Company of 364 and 592 shares, respectively, based on a closing stock price of $36.00 and $23.36, respectively. Cash amounts contributed to the 401(k) Plan during 2000 and 2001 were approximately $63,000 and $68,000, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         In 1996, the Company entered into a five-year agreement with a consultant which provided for annual compensation of $120,000. The agreement expired in October 2001.

15.      QUARTERLY FINANCIAL DATA - UNAUDITED

         The following tables provide quarterly data for fiscal years ended December 31, 2000 and 2001.

                                                                           Fiscal 2000 Quarters Ended
                                                                                 (as amended*)
                                                                     (In thousands, except per share data)
                                                        ----------------------------------------------------------------
                                                          March 31         June 30          Sept. 30           Dec. 31
                                                        ------------     ------------     ------------      ------------

         Revenues                                       $      2,822     $      3,228     $      3,721      $      3,930
         Cost of products sold                                 (816)            (981)            (950)           (1,094)
                                                        ------------     ------------     ------------      ------------
         Gross profit                                          2,006            2,247            2,771             2,836
         Research, development and  regulatory
           affairs expenses                                    1,466            1,600            1,439             1,348
         General and administrative
           expenses                                            1,124            1,257            1,544             1,490
                                                        ------------     ------------     ------------      ------------
         Loss from continuing operations                        (584)            (610)            (212)               (2)
         Interest income, net                                    122              122              125               127
                                                        ------------     ------------     ------------      ------------
         Income (loss) before cumulative
           effect of accounting change                         (462)            (488)             (87)               125
         Cumulative effect of accounting
           change (See note 3)                               (2,656)             -                -                  -
                                                        ------------     ------------     ------------      ------------
         Net income (loss)                              $    (3,118)     $      (488)     $       (87)      $        125
                                                        ===========      ===========      ===========       ============
         Basic and diluted net income (loss)
           per common share                             $     (0.23)     $     (0.04)     $     (0.01)      $       0.01
                                                        ===========      ===========      ===========       ============


         * to reflect cumulative effect of accounting change (See note 3).

Closure Medical Corporation
Years Ended December 31, 1999, 2000 and 2001
Notes to Financial Statements
--------------------------------------------------------------------------------

15.      QUARTERLY AND PRO FORMA FINANCIAL DATA - UNAUDITED- Continued

                                                                           Fiscal 2001 Quarters Ended
                                                                     (In thousands, except per share data)
                                                        ----------------------------------------------------------------
                                                          March 31         June 30          Sept. 30          Dec. 31
                                                        ------------     ------------     ------------      ------------
         Revenues                                       $      3,917     $      4,408     $      4,873      $      5,975
         Cost of products sold                                (1,167)          (1,166)          (1,466)           (1,652)
                                                        ------------     ------------     ------------      ------------
         Gross profit                                          2,750            3,242            3,407             4,323
         Research, development and  regulatory
           affairs expenses                                    1,280            1,455            1,443             1,444
         General and administrative
           expenses                                            1,330            1,444            1,383             1,418
         Special charge- voluntary  packaging
           recall                                                -                -                -                 430
                                                        ------------     ------------     ------------      ------------
         Income from continuing operations                       140              343              581             1,031
         Interest income, net                                    129              108              114               109
         Provision for income taxes                              -                 10               11               -
                                                        ------------     ------------     ------------      ------------
         Net income                                     $        269     $        441     $        684      $      1,140
                                                        ============     ============     ============      ============
         Basic and diluted net income
           per common share                             $       0.02     $       0.03     $       0.05      $       0.08
                                                        ============     ============     ============      ============
