Form 10-Q
period 2002-03-31
CLOSURE MEDICAL CORP
filed 2002-05-14
CIK 1016006

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748
                                                 -------

                           CLOSURE MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     56-1959623
          ---------                                    ----------
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

     Yes  X                                                       No
          -


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at May 10, 2002
             -----                                  ---------------------------

  Common Stock, par value $0.01 per share                     13,530,321

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                           Page Number
                                                                                           -----------
PART I:     FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements

         Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 .........         3

         Statements of Operations (unaudited) for the three months ended March 31,
            2002 and 2001 ..............................................................         4

         Statements of Cash Flows (unaudited) for the three months ended March 31,
            2002 and 2001 ..............................................................         5

         Notes to Condensed Financial Statements (unaudited) ...........................         6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ....................................................         8

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk ................        15

PART II:     OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .........................................        15

                          PART I- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2002             2001
                                                                    (unaudited)
                                                                    -----------     ------------
Assets
Cash and cash equivalents                                            $     2,644     $      2,914
Short-term investments                                                     8,250            8,925
Accounts receivable                                                        2,541            1,985
Inventories                                                                1,064            1,246
Prepaid expenses                                                             219              263
                                                                     -----------     ------------
   Total current assets                                                   14,718           15,333
Furniture, fixtures and equipment, net                                     6,382            6,181
Intangible assets, net                                                     2,792            2,707
Long-term investments                                                      1,865            1,119
                                                                     -----------     ------------
   Total assets                                                      $    25,757     $     25,340
                                                                     ===========     ============

Liabilities and Stockholders' Equity
Accounts payable                                                     $     1,006     $      1,206
Accrued expenses                                                           1,348            2,355
Deferred revenue                                                           1,464            1,182
Capital lease obligations                                                    244              333
Debt obligations                                                             787              936
                                                                     -----------     ------------
   Total current liabilities                                               4,849            6,012
Other accrued liabilities                                                     75              100
Deferred revenue                                                           2,405            1,981
                                                                     -----------     ------------
   Total liabilities                                                       7,329            8,093
                                                                     -----------     ------------
Commitments and Contingencies                                                  -                -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                       -                -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   13,528 and 13,508 shares issued and outstanding, respectively             135              135
Additional paid-in capital                                                48,855           48,521
Accumulated deficit                                                      (30,562)         (31,409)
                                                                     -----------     ------------
   Total stockholders' equity                                             18,428           17,247
                                                                     -----------     ------------
   Total liabilities and stockholders' equity                        $    25,757     $     25,340
                                                                     ===========     ============

    The accompanying notes are an integral part of these condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                            THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                          2002           2001
                                                        ---------      ---------

Product sales                                           $   5,155      $   3,738
License and product development revenues                      245            179
                                                        ---------      ---------
     Total revenues                                         5,400          3,917
Cost of products sold                                       1,663          1,167
                                                        ---------      ---------
      Gross profit                                          3,737          2,750
                                                        ---------      ---------
Research, development and regulatory affairs expenses       1,600          1,280
General and administrative expenses                         1,373          1,330
                                                        ---------      ---------
      Total operating expenses                              2,973          2,610
                                                        ---------      ---------
Income from operations                                        764            140
Interest income, net                                           98            129
                                                        ---------      ---------
Income before income taxes                                    862            269
Provision for income taxes                                     15              -
                                                        ---------      ---------
Net income                                              $     847      $     269
                                                        =========      =========
Shares used in computation of net income per common share:

     Basic                                                 13,520         13,441
                                                        =========      =========
     Diluted                                               13,992         13,710
                                                        =========      =========
Net income per common share- basic
     and diluted                                        $    0.06      $    0.02
                                                        =========      =========

    The accompanying notes are an integral part of these condensed financial statements.

                          CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           THREE MONTHS ENDED
                                                       MARCH 31,      MARCH 31,
                                                         2002           2001
                                                       ---------      ---------

Cash flows from operating activities:
Net income                                             $     847      $    269
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization expense                        277           251
Loss on disposals of intangible assets                        30             -
Change in accounts receivable                               (556)         (752)
Change in inventories                                        182            31
Change in prepaid expenses                                    44            87
Change in accounts payable and accrued expenses           (1,232)         (794)
Change in deferred revenue                                   706          (347)
                                                       ---------      --------
Net cash provided (used) by operating activities             298        (1,255)
                                                       ---------      --------

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment              (461)          (97)
Investment in intangible assets                             (132)         (138)
Purchases of investments                                  (1,593)       (1,135)
Proceeds from the sale of investments                      1,522         1,526
                                                       ---------      --------
Net cash provided (used) by investing activities            (664)          156
                                                       ---------      --------


Cash flows from financing activities:
Repayment of debt                                           (149)         (151)
Net proceeds from sale of common stock                       334           182
Payments under capital lease obligations                     (89)          (76)
                                                       ---------      --------
Net cash provided (used) by financing activities              96           (45)
                                                       ---------      --------
Decrease in cash and cash equivalents                       (270)       (1,144)
Cash and cash equivalents at beginning of period           2,914         1,382
                                                       ---------      --------
Cash and cash equivalents at end of period             $   2,644      $    238
                                                       =========      ========

 The accompanying notes are an integral part of these condensed financial statements.

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.  Organization

Closure Medical Corporation (the "Company" or "Closure") develops, manufactures and commercializes medical tissue adhesive products based on its proprietary medical-grade cyanoacrylate technology to be used for human and veterinary wound care and wound closure. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At the present time, the adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3.  Income Taxes

During the three months ended March 31, 2002, the Company recorded a provision for income taxes of $15,000, which represents alternative minimum taxes. The Company utilized a portion of its net operating loss carryforwards to offset current year taxes. At March 31, 2002, the Company has provided a full valuation allowance on all deferred tax assets, consisting primarily of net operating loss and research and development credit carryforwards, because of uncertainty regarding their realization.

4.  Inventories

Inventories included the following (in thousands):

                                      March 31,         December 31,
                                        2002                2001
                                   ------------        -------------
Packaging                          $        434        $        451
Raw materials                                78                  61
Work-in-process                             149                 309
Finished goods                              403                 425
                                   ------------        ------------
                                   $      1,064        $      1,246
                                   ============        ============

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

5.   Net Income Per Share

Basic net income per common share is computed using the weighted average number of shares of common stock outstanding during the period.

Diluted net income per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method and are excluded from the computation if their effect is antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited, condensed financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about the following:

..    The risk that the tragedies of September 11, 2001 and their aftermath will have an adverse effect on markets and businesses and exacerbate the following risks and uncertainties;

..    our expectations with respect to increases in operating expenses;

..    expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical trials;

..    expectations with respect to the development, manufacturing and approval of new products;

..    expectations with respect to incurring additional capital expenditures to expand our manufacturing capabilities;

..    expectations with respect to generating revenue or maintaining profitability;

..    our ability to enter into additional marketing agreements and the ability of our existing marketing partners to successfully commercialize products incorporating our technologies;

..    the sufficiency of our existing cash, cash equivalents and investments to finance our capital requirements for at least 12 months; and

..    expectations with respect to future capital requirements.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

..    a decline in the level of demand for our products;

..    developments by competitors;

..    our inability to obtain regulatory clearances;

..    general economic conditions and specifically, conditions in the health care industry;

..    our ability to protect our proprietary products, know-how and manufacturing processes;

..    our inability to obtain adequate supply of raw materials;

..    the failure to enter into definitive marketing agreements;

..    unanticipated cash requirements to support current operations or research and development; and

..    our ability to attract and retain key personnel.

These and other risks and uncertainties affecting Closure are discussed in greater detail in this report and in other filings by Closure with the Securities and Exchange Commission.

OVERVIEW

We develop, manufacture and commercialize medical tissue adhesive products for wound care and wound closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets based on our proprietary medical grade cyanoacrylate technology. To date, we have commercialized nonabsorbable products for topical use and our research efforts include the development of absorbable formulations for internal use.

Our flagship product, DERMABOND adhesive, is sold to healthcare professionals and can be used professionally to rapidly close, seal and protect wounds and incisions from infection, and to stop leakage of blood and other body fluids from injured tissue. This product allows natural healing to proceed by closing and sealing injured tissue without the trauma caused by suturing or stapling. We believe that using DERMABOND adhesive results in enhanced patient and physician benefits such as lower overall procedure costs and is easier and quicker to use than sutures or staples.

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

We have entered into marketing partnerships with third parties that distribute and market our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company; Johnson & Johnson Consumer Products Company; Colgate Oral Pharmaceuticals, Inc.; Johnson & Johnson Wound Management; and Abbott Laboratories, Inc.


PRODUCTS

DERMABOND Topical Skin Adhesive
-------------------------------
Our flagship product, DERMABOND adhesive, is a nonabsorbable, topical tissue adhesive that can be used to close wounds from skin lacerations, incisions, minimally invasive surgery and plastic surgery. DERMABOND adhesive is used as an alternative for topical sutures or staples, including as an adjunct to subcuticular sutures or staples which are used for internal tissue closure. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound. These procedures may allow leakage or cause additional scarring at the puncture sites, require anesthetics, are time consuming in their application, and generally require return patient visits and physician time to remove the sutures or staples. DERMABOND adhesive may be applied quickly, may not require anesthetics, does not induce trauma to surrounding tissues and may not require return visits to the physician for removal. DERMABOND adhesive is not intended for use on high skin tension areas such as the hands, feet or across joints.

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

BAND-AID(R) Brand Liquid Bandage
--------------------------------
In January 2001, we received FDA clearance to market our liquid bandage, which is the first and only cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. Clinical trials demonstrated the effectiveness of our proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trials, it was found that our liquid bandage speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions. Our liquid bandage utilizes the same proprietary technology as our professional product, DERMABOND adhesive.

We have entered into an agreement providing Johnson & Johnson Consumer Products Company, or CPC, with worldwide supply, distribution and development rights to our liquid bandage technology. The agreement includes rights to the liquid bandage and future OTC products, excluding our SOOTHE-N-SEAL(R) adhesive technology. During February 2002, CPC began the marketing and distribution of our liquid bandage as BAND-AID(R) Brand Liquid Bandage to retail outlets such as Wal-Mart and CVS. In addition, CPC is conducting a consumer oriented marketing campaign that is currently underway.

SOOTHE-N-SEAL(R) canker sore relief
-----------------------------------
In 1999, we were granted FDA clearance to market SOOTHE-N-SEAL(R) adhesive, which was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In clinical trials, SOOTHE-N-SEAL(R) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers, as well as providing a protective barrier that shields oral ulcers and mouth sores from irritation due to eating and drinking. SOOTHE-N-SEAL(R) adhesive utilizes the same proprietary technology as our professional product, DERMABOND adhesive.

In December 2000, we entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. with exclusive worldwide supply, distribution and development rights to SOOTHE-N-SEAL(R) adhesive technology. Beginning in the second quarter of 2001, Colgate began distributing SOOTHE-N-SEAL(R) adhesive to national retail outlets such as Wal-Mart, Eckerd Drug, Rite-Aid and CVS. Colgate's 2001 marketing approach to create product awareness included distributing sample units through direct mail campaigns and its sales force to professionals such as dentists and pharmacists. We currently expect a similar approach to continue during 2002.

NEXABAND(R) veterinary adhesives
--------------------------------
We have developed two topical tissue adhesive products under the NEXABAND(R) trade name for use in veterinary wound closure and wound care. NEXABAND(R) Liquid Topical Tissue Adhesive, designed for use in cat declaw surgeries, reduces procedure time and provides superior results by sealing exposed nerve endings and reducing leakage and irritation. NEXABAND(R) S/C Topical Tissue Adhesive is specially developed for the topical closure and sealing of surgical incisions, including those made during spay and neuter procedures. NEXABAND(R) S/C

Topical Tissue Adhesive has been shown to reduce tissue reaction, while providing an effective barrier against water, dirt and infection.

In July 2001, we entered into an agreement providing Abbott Laboratories, Inc. with worldwide supply, distribution and development rights to the NEXABAND(R) product line which is currently being distributed by Abbott in the United States and the United Kingdom.

PRODUCTS IN DEVELOPMENT

We are currently developing additional nonabsorbable and absorbable tissue adhesive products. These future products require further development and are subject to clinical trials and regulatory clearance or approval before commercialization.

Nonabsorbable
-------------

We are currently developing a liquid occlusive dressing, or LOD, to treat partial thickness wounds such as pressure ulcers and skin tears. The LOD formulation is transparent thereby permitting enhanced wound assessment. It is being developed to adhere directly to the wound tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin and provide a barrier to infection. To date, we have completed animal research as well as a 10-patient human pilot clinical study for pressure ulcers. A second pilot clinical study is underway to further define the LOD wear time and wound healing rates versus leading dressings in the category. Based on the outcomes from the completed pilot studies, we anticipate the initiation of a definitive, multi-center clinical study within the next several months allowing for FDA approval through the 510(k) premarket clearance. In November 2001, distribution and development rights for our professional wound management products, including LOD, were granted to Johnson & Johnson Wound Management, a division of Ethicon, through an amendment to the terms of our existing licensing and development agreement with Ethicon.

In February 2001, we entered into a Cooperative Research and Development Agreement with Walter Reed Army Medical Center and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema called Endobronchial Lung Volume Reduction, or ELVR. Currently, surgeons perform a Lung Volume Reduction procedure through open chest surgery. This procedure involves removing the diseased lung and allowing healthier lung tissue to expand more easily. In performing ELVR, our proprietary medical adhesive will be delivered using a bronchoscope and small catheter to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and allow for healthier lung tissue to expand. We are currently conducting a second animal study that was initiated in December 2001 and will focus on refining the ELVR procedure and optimizing the formulation prior to entering additional studies.

Absorbable
----------

In 1998, we established our Internal Products Development team, or IPD, to develop our absorbable/degradable adhesive products. The IPD is comprised of dedicated scientists with extensive surgical device development experience who are developing several biocompatible cyanoacrylate formulations that may potentially be used for internal tissue bonding or sealing applications. The IPD also is performing synthesis, formulation design, development of analytical methods and in vitro testing to establish the characteristics of the unique biocompatible cyanoacrylate formulations. Through collaborations with leading research institutions, the formulations are being evaluated using various in vivo models to assess potential surgical use in a broad range of soft and hard tissue applications. These formulations and future absorbable products require further development and will be subject to clinical trials and regulatory clearance or approval prior to commercialization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue recognition. Except for DERMABOND adhesive and NEXABAND adhesives, revenues from product sales are recognized upon shipment which is when title is transferred. The sales price of DERMABOND adhesive and NEXABAND adhesives is ultimately determined by the sales price of the product to the ultimate customer. Initially, we recognize revenue at an agreed-upon amount per unit at the time these products are shipped. For DERMABOND adhesive and NEXABAND adhesives, our marketing partners provide a summary of their sales on a quarterly basis, and at that time, we recognize additional revenue in an amount equal to the difference between the previously recognized amount and the actual sales price received by the marketing partners. In addition, we recognize royalty revenue for DERMABOND adhesive. Advance payments received by us that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods.

Non-refundable fees received upon the execution of marketing and distribution agreements for which Closure has an ongoing commitment to provide product are deferred and recognized ratably over the period of the related agreement pursuant to SEC Staff Accounting Bulletin No. 101. Under these marketing and distribution agreements, we may receive additional milestone payments after the execution of the contract. Because these payments are based on events or achievements that may be outside of our control, we are unable to reasonably estimate the amount of revenue, if any, that we might receive in the future under our agreements. Potential payments under existing contracts could total $2.9 million over the next two years assuming that all criteria are achieved. The revenue related to these payments would be deferred and recognized ratably over the period of the related agreement, which could extend as far out as 2011 for certain agreements.

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

Income taxes. Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded if realization of some portion or all of a deferred asset cannot be reasonably assured. On a quarterly basis, we consider all positive and negative evidence, including our earnings history and existing contracts and partnerships, to determine whether it is more likely than not that certain deferred tax assets will be recovered in the future. Despite achieving profitability in fiscal 2001 and the first quarter of 2002, we believe a full valuation allowance is necessary at March 31, 2002 due to the limited earnings history coupled with uncertainties surrounding future market conditions.

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

RESULTS OF OPERATIONS

Revenues. Total revenues for the three months ended March 31, 2002 were $5.4 million compared to $3.9 million for the corresponding period of 2001. The increase primarily relates to increased acceptance of DERMABOND adhesive as well as the product launch sales of BAND-AID(R) Brand Liquid Bandage.

Cost of products sold was $1.7 million for the three months ended March 31, 2002 compared to $1.2 million for the same period of 2001. Cost of products sold as a percentage of product sales were comparable, 32% and 31% for the three months ended March 31, 2002 and 2001, respectively. Although 2002 sales volume increased, this percentage remained fairly constant due to the mix of the products during 2002 including the lower margin BAND-AID(R) Brand

Liquid Bandage initial product sales. We expect that future gross margins on product sales will fluctuate based on production volumes and the relative proportion of professional and OTC products.

Operating expenses were $3.0 million for the three months ended March 31, 2002 and $2.6 million for the same period of 2001. The increase in operating expenses for the first quarter is primarily due to an increase in research and development expenses which included clinical trial expenses for a DERMABOND adhesive line extension, designed to increase the viscosity of the original product, as well as expenses related to pilot clinical studies for our liquid occlusive dressing product.

Net interest income was $98,000 for the three months ended March 31, 2002, compared to $129,000 for the three months ended March 31, 2001. Total interest income decreased due to the continued lower investment yields as a result of market interest rate changes during fiscal 2001. Interest expense also declined due to the continued reduction of our term loan balance and capital lease obligations through monthly principal payments coupled with a decline in interest rates associated with those obligations.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $12.8 million at March 31, 2002.

Closure has a $3.0 million line of credit, of which there were no borrowings against at March 31, 2002, that extends through May 2002. In addition, we have an equipment term loan of which the balance was $787,000 at March 31, 2002. In May 2002 when the term loan matures, the balance will be approximately $690,000. At that time, the lender may allow us to renew the loan under terms similar to the existing agreement. If we are unable to renew, the entire balance of $690,000 will be immediately due and payable.

Our capital lease obligation at March 31, 2002 was $244,000 and is classified as a current liability. Upon expiration of the leases in 2002, we are required to purchase primarily all of the equipment for the fair market value. The fair market value, which we expect to be approximately $130,000, is to be equal to no less than 5% and no more than 10% of the original equipment cost.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of March 31, 2002. We estimate that capital investments for 2002 will approximate $1.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2001, Closure spent approximately $5.6 million in research, development and regulatory affairs expenses. We expect continued increases in our research and development activities in order to maintain a competitive advantage. As a result, we anticipate that research and development expenses will increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and are expensed as incurred. We are reimbursed for a fixed percentage of research and development expenses related to projects approved under cost sharing arrangements with marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. We cannot estimate the costs to complete our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $298,000 for the period ended March 31, 2002 compared to cash used of $1.3 million for the same period in 2001. The increase in cash provided by operations was primarily due to the increase in net income and the increase in deferred revenue related to the receipt of a development milestone payment during the 2002 period.

Net cash used by investing activities was $664,000 for the three months ended March 31, 2002 compared to cash provided by investment activities of $156,000 during the 2001 period. The net cash used during 2002 primarily related to the purchase of fixed assets and the investment in intangible assets of approximately $593,000 versus the 2001 spending of $235,000 for those assets.

Net cash provided by financing activities was $96,000 for the three months ended March 31, 2002 compared to cash used of $45,000 for same period in 2001. The increase in net cash provided by financing activities was primarily the $152,000 increase in proceeds from the sale of common stock. Repayment of debt obligations remained fairly consistent from period to period.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $12.8 million as of March 31, 2002, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At March 31, 2002, our total portfolio consisted of approximately $12.8 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

     (a)  Exhibits.
          None.

     (b)  Reports on Form 8-K.
          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CLOSURE MEDICAL CORPORATION



Date: May 14, 2002                    By: /s/ Robert V. Toni
                                         ---------------------------------------
                                         Robert V. Toni
                                         President and Chief Executive Officer

Date: May 14, 2002                    By: /s/ Benny Ward
                                         ---------------------------------------
                                         Benny Ward
                                         Vice President of Finance and Chief
                                         Financial Officer