Form 10-Q
period 2002-06-30
CLOSURE MEDICAL CORP
filed 2002-08-14
CIK 1016006

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

   X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------
        Exchange Act of 1934


                  For the quarterly period ended June 30, 2002
                                                 -------------

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

         Yes  X                                      No
             ---                                         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding at August 12, 2002
                 -----                         -----------------------------

Common Stock, par value $0.01 per share                  13,546,553

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                                Page Number
                                                                                                -----------
PART I:    FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

             Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001 ............          3

             Statements of Operations (unaudited) for the three months ended June 30,
                2002 and 2001 and for the six months ended June 30, 2002 and 2001 ............          4

             Statements of Cash Flows (unaudited) for the six months ended June 30,
                2002 and 2001 ................................................................          5

             Notes to Condensed Financial Statements (unaudited) .............................          6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ......................................................          8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk ..................         16


PART II:   OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders ........................         16

         Item 6.  Exhibits and Reports on Form 8-K ...........................................         17

                          PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                           JUNE 30,      DECEMBER 31,
                                                                                             2002            2001
                                                                                         (unaudited)
                                                                                         ------------    ------------
Assets
Cash and cash equivalents                                                                  $    201        $  2,914
Short-term investments                                                                       12,196           8,925
Accounts receivable                                                                           3,140           1,985
Inventories                                                                                     829           1,246
Prepaid expenses                                                                                293             263
                                                                                           --------        --------
   Total current assets                                                                      16,659          15,333
Furniture, fixtures and equipment, net                                                        6,195           6,181
Intangible assets, net                                                                        2,893           2,707
Long-term investments                                                                         1,005           1,119
                                                                                           --------        --------
   Total assets                                                                            $ 26,752        $ 25,340
                                                                                           ========        ========


Liabilities and Stockholders' Equity
Accounts payable                                                                           $  1,251        $  1,206
Accrued expenses                                                                              1,703           2,355
Deferred revenue                                                                              1,402           1,182
Capital lease obligations                                                                       142             333
Short-term debt obligations                                                                       -             936
                                                                                           --------        --------
   Total current liabilities                                                                  4,498           6,012
Other accrued liabilities                                                                        50             100
Deferred revenue                                                                              2,147           1,981
Long-term debt obligations                                                                      636               -
                                                                                           --------        --------
   Total liabilities                                                                          7,331           8,093
                                                                                           --------        --------

Commitments and Contingencies                                                                     -               -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                                          -               -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   13,530 and 13,508 shares issued and outstanding, respectively                                135             135
Additional paid-in capital                                                                   48,890          48,521
Accumulated deficit                                                                         (29,604)        (31,409)
                                                                                           --------        --------
   Total stockholders' equity                                                                19,421          17,247
                                                                                           --------        --------
   Total liabilities and stockholders' equity                                              $ 26,752        $ 25,340
                                                                                           ========        ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                                2002         2001        2002         2001
                                                              --------     --------    --------     --------
Product sales                                                 $  5,399     $  4,227    $ 10,554     $  7,965
License and product development revenues                           258          181         503          360
                                                              --------     --------    --------     --------
     Total revenues                                              5,657        4,408      11,057        8,325
Cost of products sold                                            1,614        1,166       3,277        2,334
                                                              --------     --------    --------     --------
      Gross profit                                               4,043        3,242       7,780        5,991
                                                              --------     --------    --------     --------
Research, development and regulatory affairs expenses            1,743        1,455       3,343        2,735
General and administrative expenses                              1,459        1,435       2,797        2,764
                                                              --------     --------    --------     --------
      Total operating expenses                                   3,202        2,890       6,140        5,499
                                                              --------     --------    --------     --------
Income from operations                                             841          352       1,640          492
Interest income, net                                                81           99         144          228
                                                              --------     --------    --------     --------
Income before income taxes                                         922          451       1,784          720
Provision (benefit) for income taxes                               (36)          10         (21)          10
                                                              --------     --------    --------     --------
Net income                                                    $    958     $    441    $  1,805     $    710
                                                              ========     ========    ========     ========

Shares used in computation of net income per common share:

     Basic                                                      13,530       13,450      13,525       13,445
                                                              ========     ========    ========     ========
     Diluted                                                    13,774       13,722      13,852       13,722
                                                              ========     ========    ========     ========

Net income per common share- basic
     and diluted                                              $   0.07     $   0.03    $   0.13     $   0.05
                                                              ========     ========    ========     ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                      2002        2001
                                                    -------     -------
Cash flows from operating activities:
Net income                                          $ 1,805     $   710
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization expense                   570         504
Loss on abandonment of patents                          140           -
Change in accounts receivable                        (1,155)        (84)
Change in inventories                                   417        (161)
Change in prepaid expenses                              (30)         98
Change in accounts payable and accrued expenses        (657)       (257)
Change in deferred revenue                              386        (344)
                                                    -------     -------
Net cash provided by operating activities             1,476         466
                                                    -------     -------

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment         (545)       (288)
Investment in intangible assets                        (365)       (271)
Purchases of investments                             (4,908)     (4,125)
Proceeds from the sale of investments                 1,751       4,636
                                                    -------     -------
Net cash used by investing activities                (4,067)        (48)
                                                    -------     -------

Cash flows from financing activities:
Repayment of debt                                      (300)       (251)
Net proceeds from sale of common stock                  369         378
Payments under capital lease obligations               (191)       (155)
                                                    -------     -------
Net cash used by financing activities                  (122)        (28)
                                                    -------     -------
Increase (decrease) in cash and cash equivalents     (2,713)        390
Cash and cash equivalents at beginning of period      2,914       1,382
                                                    -------     -------
Cash and cash equivalents at end of period          $   201     $ 1,772
                                                    =======     =======


            The accompanying notes are in an integral part of these
                        condensed financial statements.

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

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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

3.  Income Taxes

During the three and six months ended June 30, 2002, the Company recorded a tax benefit of $36,000 and 21,000, respectively, to reflect tax law changes under the Job Creation and Worker Assistance Act of 2002. The tax law changes increase the use of net operating losses to reduce alternative minimum taxes and, accordingly, the Company will receive a refund of all alternative minimum taxes previously paid in 2001 and 2002. The Company utilized a portion of its net operating loss carryforwards to offset current year taxes. At June 30, 2002, the Company has provided a full valuation allowance on all deferred tax assets, consisting primarily of net operating loss and research and development credit carryforwards, because of uncertainty regarding their realization.

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)

4.  Inventories

Inventories included the following (in thousands):

                                      June 30,          December 31,
                                        2002                2001
                                   ----------------    ----------------
Packaging                          $        445        $        451
Raw materials                                89                  61
Work-in-process                             180                 309
Finished goods                              115                 425
                                   ----------------    ----------------
                                   $        829        $      1,246
                                   ================    ================

5.  Net Income Per Common Share

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

..    expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical studies;

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

OVERVIEW

We develop, manufacture and commercialize medical tissue adhesive products for wound care and wound closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets based on our proprietary medical grade cyanoacrylate technology. To date, we have commercialized nonabsorbable products for topical use and our research efforts include the development of absorbable and nonabsorbable formulations for internal use.

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


PRODUCTS

DERMABOND Topical Skin Adhesive
Our flagship product, DERMABOND adhesive, is a nonabsorbable, topical tissue adhesive that can be used to close wounds from skin lacerations, incisions, minimally invasive surgery and plastic surgery. DERMABOND adhesive is used as an alternative to topical sutures or staples, including as an adjunct to subcuticular sutures or staples which are used for internal tissue closure. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound. These procedures may allow leakage or cause additional scarring at the puncture sites, require anesthetics, are time consuming in their application, and generally require return patient visits and physician time to remove the sutures or staples. DERMABOND adhesive may be applied quickly, may not require anesthetics, does not induce trauma to surrounding tissues and may not require return visits to the physician for removal. DERMABOND adhesive is not intended for use on high skin tension areas such as the hands, feet or across joints.

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

In March 1996, we entered into an exclusive worldwide agreement with Ethicon to market and distribute DERMABOND adhesive. On August 28, 1998, we received premarket approval to market DERMABOND adhesive in the United States and Ethicon launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND adhesive outside the United States since late 1997 and is currently marketing DERMABOND adhesive in approximately 36 foreign countries and regions, including Japan.

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

In May 2001, we entered into an agreement providing Johnson & Johnson Consumer Products Company, or CPC, with worldwide supply, distribution and development rights to our liquid bandage technology. The agreement includes rights to the liquid bandage and future OTC products, excluding our SOOTHE-N-SEAL(R) adhesive technology. During February 2002, CPC began the marketing and distribution of our liquid bandage as BAND-AID(R) Brand Liquid Bandage to retail outlets such as Wal-Mart and CVS. CPC is conducting a consumer oriented marketing campaign that includes television advertising, consumer promotions, and trade promotions.

SOOTHE-N-SEAL(R) canker sore relief

In 1999, we received FDA clearance to market SOOTHE-N-SEAL(R) adhesive, which was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In clinical trials, SOOTHE-N-SEAL(R) adhesive was found to provide immediate and long-term pain relief associated with oral ulcers, as well as providing a protective barrier that shields oral ulcers and mouth sores from irritation due to eating and drinking. SOOTHE-N-SEAL(R) adhesive utilizes the same proprietary technology as our professional product, DERMABOND adhesive.

In December 2000, we entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. with exclusive worldwide supply, distribution and development rights to SOOTHE-N-SEAL(R) adhesive technology. Beginning in the second quarter of 2001, Colgate began distributing SOOTHE-N-SEAL(R) adhesive to national retail outlets. Colgate's 2001 marketing approach to create product awareness included distributing sample units through direct mail campaigns and its sales force to professionals such as dentists and pharmacists. Colgate has adopted a similar approach for 2002.

NEXABAND(R) veterinary adhesives

We have developed two topical tissue adhesive products under the NEXABAND(R) trade name for use in veterinary wound closure and wound care. NEXABAND(R) Liquid Topical Tissue Adhesive, designed for use in cat declaw surgeries, reduces procedure time, seals exposed nerve endings and reduces leakage and irritation. NEXABAND(R) S/C Topical Tissue Adhesive is indicated for the topical closure and sealing of various surgical incisions, including those made during spay and neuter procedures and provides an effective, flexible barrier against fluids, dirt and contaminants.

In July 2001, we entered into an agreement providing Abbott Laboratories, Inc. with worldwide supply, distribution and development rights to the NEXABAND(R) product line which Abbott is currently distributing in the United States and the United Kingdom.

PRODUCTS IN DEVELOPMENT

We are currently developing additional nonabsorbable and absorbable tissue adhesive products. These future products require further development and are subject to clinical trials and regulatory clearance or approval before commercialization.

Nonabsorbable

We have completed the enrollment and follow-up of an 84-patient definitive clinical trial for a high-viscosity version of DERMABOND adhesive. This version is the second product line extension for DERMABOND adhesive and will allow for more precise application without the "rundown" experienced with the less viscous versions. The data from the trial has been assembled and we are seeking marketing clearance for the product through submission of an amendment to our current premarket approval, or PMA, supplement. Depending on the FDA review time, it is possible that the product could be introduced to the market in the first half of 2003.

We are currently developing a liquid occlusive dressing, or LOD, to treat partial thickness wounds such as pressure ulcers and skin tears. The LOD formulation is transparent thereby permitting enhanced wound assessment. It is being developed to adhere directly to the wound tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin and provide a barrier to infection. To date, we have completed animal research as well as a 10-patient human pilot clinical study for pressure ulcers. A second pilot clinical study is underway to further define the LOD wear time and wound healing rates versus leading dressings in the category. Based on the outcomes from the completed pilot studies, we anticipate the initiation of a definitive, multi-center, human clinical study allowing for FDA approval through the 510(k) premarket clearance. In November 2001, distribution and development rights for our professional wound management products, including LOD, were granted to Johnson & Johnson Wound Management, a division of Ethicon, through an amendment to the terms of our existing licensing and development agreement with Ethicon.

In February 2001, we entered into a Cooperative Research and Development Agreement with Walter Reed Army Medical Center and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema called Endobronchial Lung Volume Reduction, or ELVR. Currently, surgeons perform a Lung Volume Reduction procedure through open chest surgery. This procedure involves removing the diseased lung and allowing healthier lung tissue to expand more easily. In performing ELVR, our proprietary medical adhesive will be delivered using a bronchoscope and small catheter to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and allow for healthier lung tissue to expand. We have completed two animal studies aimed at optimizing the formulation and anticipate the next step will be to conduct a longer-term animal study and file an investigational device exemption with the FDA to enter human pilot studies.

Absorbable

In 1998, we established our Internal Products Development team, or IPD, to develop our absorbable/degradable adhesive products. The IPD is comprised of dedicated scientists with extensive surgical device development experience who are developing biocompatible cyanoacrylate formulations that may potentially be used for internal tissue bonding or sealing applications. The IPD also is performing synthesis, formulation design, development of analytical methods and in vitro testing to establish the characteristics of the unique biocompatible cyanoacrylate formulations. Through collaborations with leading research institutions, the formulations are being evaluated using various in vivo models to assess potential surgical use in soft tissue applications such as cardiovascular and neurology procedures. These formulations and future absorbable products require further development and will be subject to clinical trials and regulatory clearance or approval prior to commercialization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue recognition. The sales price of DERMABOND adhesive and NEXABAND adhesives is ultimately determined by the sales price of the product to the ultimate customer. For DERMABOND adhesive and NEXABAND adhesives, we recognize revenue at an agreed-upon amount per unit at the time these products are shipped. For these products, our marketing partners subsequently provide a summary of their sales on a quarterly basis, and at that time, we recognize additional revenue in an amount equal to the difference between the previously recognized amount at shipment and the average sales price received by the marketing partners. In addition, we recognize royalty revenue for DERMABOND adhesive. Advance payments received by us that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods. Revenues from our other products are recognized upon shipment which is when title is transferred.

Non-refundable fees received upon the execution of marketing and distribution agreements for which Closure has an ongoing commitment to provide product are deferred and recognized ratably over the period of the related agreement pursuant to SEC Staff Accounting Bulletin No. 101. Under these marketing and distribution agreements, we may receive additional milestone payments after the execution of the contract. Because these payments are based on events or achievements that may be outside of our control, we are unable to reasonably estimate the amount of revenue, if any, that we might receive in the future under our agreements. However, potential payments under existing contracts could total $2.9 million over the next two years assuming that all criteria are achieved. The revenue related to these payments would be deferred and recognized ratably over the remaining period of the related agreement, which could extend as far out as 2011 for certain agreements.

Intangible assets. Intangible assets consist primarily of patents and licenses. Costs incurred to secure patents and obtain licenses are capitalized until either the related patent or license is issued or obtained, in which case they are amortized over the shorter of their remaining economic or useful lives, generally fifteen years for patents, or they are rejected or abandoned, in which case they are written off. On an ongoing basis, we evaluate the adequacy of our patents and licenses carrying values.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate our inventory for obsolete or unmarketable inventory on an ongoing basis.

Income taxes. Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded if realization of some portion or all of a deferred asset cannot be reasonably assured. On a quarterly basis, we consider all positive and negative evidence, including our earnings history and existing contracts and partnerships, to determine whether it is more likely than not that certain deferred tax assets will be recovered in the future. Despite achieving profitability in fiscal 2001 and the first half of 2002, we believe a full valuation allowance is necessary at June 30, 2002 due to the limited earnings history coupled with uncertainties surrounding future market conditions.

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

RESULTS OF OPERATIONS

Revenues. Total revenues for the three months ended June 30, 2002 were $5.7 million compared to $4.4 million for the corresponding period of 2001. For the six months ended June 30, 2002 and 2001, total revenues were $11.1 million and $8.3 million, respectively, which included license and product development revenue of $503,000 and $360,000, respectively. These increases primarily relate to increased shipments of DERMABOND adhesive as well as the continued product launch sales of BAND-AID(R) Brand Liquid Bandage offset by lower sales of SOOTHE-N-SEAL(R) adhesive.

Cost of products sold. Cost of products sold was $1.6 million for the three months ended June 30, 2002 compared to $1.2 million for the same period of 2001. For the six months ended June 30, 2002 and 2001 cost of products sold was $3.3 million and $2.3 million, respectively. Cost of products sold as a percentage of product sales increased to 30% for the three months ended June 30, 2002 from 28% for the three months ended June 30, 2001. In addition, costs of products sold as a percentage of product sales increased to 31% for the six months ended June 30, 2002 compared to 29% for the six months ended June 30, 2001. The cost of products sold as a percentage of product sales increase was due to the revenue mix including a significant amount of lower margin BAND-AID(R) Brand Liquid Bandage product as compared to the 2001 period. We expect that future gross margins on product sales will continue to fluctuate based on production volumes and the relative proportion of our various products.

Operating Expenses. Operating expenses were $3.2 million for the three months ended June 30, 2002 and $2.9 million for the same period of 2001. For the six months ended June 30, 2002 and 2001 operating expenses were $6.1 million and $5.5 million, respectively. The increase in operating expenses for the three and six month periods is primarily due to an increase in regulatory affairs expenses, which included clinical trial expenses for the high-viscosity DERMABOND adhesive line extension designed to increase the viscosity of the original product. Also contributing to the increase were expenses related to pilot clinical studies for our liquid occlusive dressing product for the treatment of bedsores and skin tears.

Net interest income. Net interest income was $81,000 for the three months ended June 30, 2002, compared to $99,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, net interest income decreased to $144,000 from $228,000 for the six months ended June 30, 2001. Total interest income decreased due to the continued lower investment yields as a result of market interest rate changes during the past year. Interest expense also declined due to the continued reduction of our total debt obligations through monthly principal payments coupled with a decline in interest rates associated with those obligations.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $13.4 million at June 30, 2002.

In May 2002, our equipment term loan and line of credit matured and the outstanding balance of approximately $690,000 was refinanced as a borrowing within our $3.0 million line of credit, which was renewed for a two-year period. The renewed agreement contains certain restrictive covenants including, but not limited to maintenance of certain financial ratios and a minimum tangible net worth requirement and is secured by certain of our assets. The outstanding balance on the line of credit is classified as long-term debt as the agreement does not require principal payments within the next 12 months.

Our capital lease obligation at June 30, 2002 was $142,000 and is classified as a current liability. Upon expiration of the leases between April and December 2002, we are required to purchase primarily all of the equipment for the fair market value of approximately $130,000.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of June 30, 2002. We estimate that capital investments for 2002 will be less than $1.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2001, we spent approximately $5.6 million in research, development and regulatory affairs expenses. We anticipate that research and development expenses will continue to increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, costs of supplies, clinical trials, professional fees, facility costs and fees paid to consultants and outside contractors and are expensed as incurred. We are reimbursed for a fixed percentage of research and development expenses related to projects approved under cost sharing arrangements with marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. We cannot estimate the costs to complete our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

CEO Compensation and Severance

On May 17, 2002, we entered into an Amendment to Executive Agreements with Robert V. Toni, our current President and Chief Executive Officer (the "Amendment"). Among other things, the Amendment provides that following the naming of a successor Chief Executive Officer, Mr. Toni will provide certain transitional services to us (e.g., making introductions of such successor Chief Executive Officer to clients and other parties) as well as enter into a noncompetition agreement with us restricting Mr. Toni's ability to compete with us for a period of three years. If Mr. Toni satisfies all of his obligations under the Amendment (including entering into the noncompetition agreement), Mr. Toni will be entitled to thirty-six monthly payments commencing in the month in which such duties are satisfied, for an aggregate amount of $600,000 plus benefits of approximately $40,000. If Mr. Toni fails to satisfy any of his obligations under the Amendment, he will not be entitled to such monthly payments and we will simply be obligated to pay Mr. Toni his salary and benefits through the last date in which he is employed with us. We anticipate recording the cost of these payments as a one-time expense in the period that the successor Chief Executive Officer is hired. During the transition period, we will also be compensating and providing benefits for the successor Chief Executive Officer. Further, we may incur one-time charges relating to the successor Chief Executive Officer's compensation arrangements in the period of hire.

Cash Flows

Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2002 compared to $466,000 for the same period in 2001. The increase in cash provided by operations was primarily due to the increase in product sales during the 2002 period.

Net cash used by investing activities was $4.1 million for the six months ended June 30, 2002 compared to $48,000 during the 2001 period. The increase in net cash used during 2002 primarily related to net purchases of investments using available cash coupled with increased purchases of fixed assets and investment in intangible assets.

Net cash used by financing activities was $122,000 for the six months ended June 30, 2002 compared to $28,000 for same period in 2001. The increase in net cash used by financing activities was primarily due to the repayment of debt and capital lease obligations.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $13.4 million as of June 30, 2002, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

  . our ability to manufacture and commercialize successfully our lead product, DERMABOND adhesive;

  . the progress of our research and product development programs for future nonabsorbable and absorbable products, including clinical studies;

  . the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development and progress of sales and marketing efforts;

  . our ability to maintain existing marketing agreements, including our agreement with Ethicon for DERMABOND adhesive, and establish and maintain new marketing agreements;

  .  our ability to achieve product development milestones;

  . the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements;

  .  the effect of competing technological and market developments;

  .  timely receipt of regulatory clearances and approvals;

  .  general acceptance of our products by the medical community and consumers;
     and

  .  general economic conditions.

We may be required to seek additional capital to finance our operations in the future. If our currently available funds and internally generated cash flow are not sufficient to satisfy our financing and operating needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements with marketing partners. Other than our capital lease obligations and working capital line of credit, we have no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to us on favorable terms, if at all.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper and corporate bonds with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At June 30, 2002, our total portfolio consisted of approximately $13.4 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

Our international sales and related royalties of DERMABOND adhesive and international sales of NEXABAND(R) adhesives are based on sales in foreign currencies. However, all of our sales to customers are payable in U.S. dollars and we may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

                           PART II- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 18, 2002. At the Meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2005 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee                            For                     Withheld
---------------                            ---                     ---------
Randy H. Thurman                       12,551,185                   429,157
Robert V. Toni                         12,482,435                   497,907

The terms of office of the following directors continued after the Meeting in accordance with the Company's Certificate of Incorporation: Ronald A. Ahrens, Dennis C. Carey, Richard W. Miller, James E. Niedel, F. William Schmidt and Rolf
D. Schmidt.

Also at the Meeting, the stockholders of the Company approved and adopted an amendment to the Company's Amended and Restated 1996 Equity Compensation Plan (the "Plan") to increase the number of shares authorized for issuance under the Plan from 4,500,000 to 6,000,000 and to increase the number of shares issuable annually to any individual under the Plan from 300,000 to 500,000. The results of the voting on such matter were as follows:

   For                    Against             Abstentions or Broker Non-Votes
   ---                    -------             -------------------------------
8,439,776                 2,388,430                      2,152,136

In addition, the stockholders of the Company approved and ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2002. The results of the voting on such matters were as follows:

    For                    Against             Abstentions or Broker Non-Votes
    ---                    -------             -------------------------------
12,952,018                 23,332                           4,992


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Exhibit 3.3 - Amended and Restated By-Laws, effective June 17,
               2002
               Exhibit 99.1 - Certification of Chief Executive Officer
               Exhibit 99.2 - Certification of Chief Financial Officer

         (b)   Reports on Form 8-K.

               A Form 8-K was filed on May 24, 2002 disclosing the Amendment to Executive Agreements between the Company and Robert V. Toni.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CLOSURE MEDICAL CORPORATION



Date: August 14, 2002              By: /s/ Robert V. Toni
                                       ------------------
                                       Robert V. Toni
                                       President and Chief Executive Officer


Date: August 14, 2002              By: /s/ Benny Ward
                                       --------------
                                       Benny Ward
                                       Vice President of Finance and
                                       Chief Financial Officer