Form 10-Q
period 2002-09-30
CLOSURE MEDICAL CORP
filed 2002-11-14
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-28748

CLOSURE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-1959623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5250 Greens Dairy Road, Raleigh, North Carolina	27616
(Address of principal executive offices)	(Zip Code)

(919) 876-7800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2002

Common Stock, par value $0.01 per share	13,548,297

CLOSURE MEDICAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$295	$2,914
Short-term investments	14,301	8,925
Accounts receivable	2,531	1,985
Inventories	993	1,246
Prepaid expenses	468	263

Total current assets	18,588	15,333
Furniture, fixtures and equipment, net	5,945	6,181
Intangible assets, net	3,004	2,707
Long-term investments	924	1,119

Total assets	$28,461	$25,340

Liabilities and Stockholders’ Equity
Accounts payable	$1,630	$1,206
Accrued expenses	2,299	2,355
Deferred revenue	1,467	1,182
Capital lease obligations	40	333
Short-term debt obligations	—	936

Total current liabilities	5,436	6,012
Other accrued liabilities	480	100
Deferred revenue	1,889	1,981
Long-term debt obligations	486	—

Total liabilities	8,291	8,093

Commitments and Contingencies	—	—

Preferred Stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common Stock, $.01 par value. Authorized 35,000 shares; 13,547 and 13,508 shares issued and outstanding, respectively	135	135
Additional paid-in capital	49,059	48,521
Accumulated deficit	(29,024)	(31,409)

Total stockholders’ equity	20,170	17,247

Total liabilities and stockholders’ equity	$28,461	$25,340

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product sales	$5,643	$4,687	$16,196	$12,652
License and product development revenues	258	186	762	546

Total revenues	5,901	4,873	16,958	13,198
Cost of products sold	1,472	1,466	4,749	3,799

Gross profit	4,429	3,407	12,209	9,399

Research, development and regulatory affairs expenses	1,574	1,443	4,917	4,178
General and administrative expenses	2,259	1,356	5,056	4,120

Total operating expenses	3,833	2,799	9,973	8,298

Income from operations	596	608	2,236	1,101
Interest income, net	82	87	226	314

Income before income taxes	678	695	2,462	1,415
Provision for income taxes	98	11	77	21

Net income	$580	$684	$2,385	$1,394

Shares used in computation of net income per common share:
Basic	13,542	13,484	13,531	13,459

Diluted	13,719	13,814	13,834	13,767

Net income per common share:
Basic	$0.04	$0.05	$0.18	$0.10

Diluted	$0.04	$0.05	$0.17	$0.10

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$2,385	$1,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	907	805
Loss on disposals of fixed assets	1	58
Loss on abandonment of patents	210	95
Change in accounts receivable	(546)	(1,612)
Change in inventories	253	(569)
Change in prepaid expenses	(205)	205
Change in accounts payable and accrued expenses	748	236
Change in deferred revenue	193	(391)

Net cash provided by operating activities	3,946	221

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(582)	(513)
Investment in intangible assets	(597)	(1,121)
Purchases of investments	(7,715)	(6,106)
Proceeds from the sale of investments	2,534	6,602

Net cash used by investing activities	(6,360)	(1,138)

Cash flows from financing activities:
Repayment of debt	(450)	(401)
Net proceeds from sale of common stock	538	673
Payments under capital lease obligations	(293)	(237)

Net cash provided (used) by financing activities	(205)	35

Decrease in cash and cash equivalents	(2,619)	(882)
Cash and cash equivalents at beginning of period	2,914	1,382

Cash and cash equivalents at end of period	$295	$500

The accompanying notes are an integral part of these condensed financial statements.

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)

1.	Organization

Closure Medical Corporation (the “Company” or “Closure”) develops, manufactures and commercializes medical tissue adhesive products based on its proprietary medical grade cyanoacrylate technology to be used for human and veterinary wound care and wound closure. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

Certain prior year balances have been reclassified to conform to the current year presentation.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At the present time, the adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 includes (1) costs related to terminating a contract that is not a capital lease (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, the adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)

3.	Income Taxes

During the three months ended September 30, 2002, a new state income tax law was enacted which required the Company to record a provision for income taxes of approximately $98,000. These changes were retroactive to the beginning of 2002 and effectively limit use of net operating loss carryforwards in that state through 2003. For all other jurisdictions, the Company utilized a portion of its net operating loss carryforwards to offset current year taxes. At September 30, 2002, the Company has provided a full valuation allowance on all deferred tax assets, consisting primarily of net operating loss and research and development credit carryforwards, because of uncertainty regarding their realization.

4.	Inventories

Inventories included the following (in thousands):

	September 30, 2002	December 31, 2001
Packaging	$423	$451
Raw materials	64	61
Work-in-process	239	309
Finished goods	267	425

	$993	$1,246

5.	Net Income Per Common Share

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited, condensed financial statements and notes thereto included in Part I—Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management’s Discussion and Analysis about the following:

•	our expectations with respect to increases in operating expenses;

•
expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical studies;

•	expectations with respect to the development, manufacturing and approval of new products;

•	expectations with respect to incurring additional capital expenditures to expand our manufacturing capabilities;

•	expectations with respect to generating revenue or maintaining profitability;

•	our ability to enter into additional marketing agreements and the ability of our existing marketing partners to successfully commercialize products incorporating our technologies;

•	the sufficiency of our existing cash, cash equivalents and investments to finance our capital requirements for at least 12 months; and

•	expectations with respect to future capital requirements.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

•	a decline in the level of demand for our products;

•	developments by competitors;

•	our inability to obtain regulatory clearances;

•	general economic conditions and specifically, conditions in the health care industry;

•	our ability to protect our proprietary products, know-how and manufacturing processes;

•	our inability to obtain adequate supply of raw materials;

•	the failure to enter into definitive marketing agreements;

•	unanticipated cash requirements to support current operations or research and development; and

•	our ability to attract and retain key personnel.

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

We have other products that are marketed in the OTC adhesive bandage and the OTC oral pain relief markets. BAND-AID® Brand Liquid Bandage quickly seals, protects and stops bleeding from minor cuts and scrapes. SOOTHE-N-SEAL® adhesive provides a protective barrier that shields oral ulcers and sores from irritation caused by eating and drinking while providing immediate and long-term pain relief.

In addition, we have two veterinary products in our NEXABAND® product line that are used in cat declaw procedures as well as spay and neuter procedures.

We have entered into marketing partnerships with third parties that distribute and market our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company; Johnson & Johnson Consumer Products Company; Colgate Oral Pharmaceuticals, Inc.; Johnson & Johnson Wound Management; and Abbott Laboratories, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2001. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Revenues.  Total revenues for the three months ended September 30, 2002 were $5.9 million compared to $4.9 million for the corresponding period of 2001. For the nine months ended September 30, 2002 and 2001, total revenues were $17.0 million and $13.2 million, respectively, which included license and product development revenue of $762,000 and $546,000, respectively. These increases primarily relate to increased shipments of

DERMABOND adhesive, as well as the continued product launch sales of BAND-AID® Brand Liquid Bandage offset by lower sales of SOOTHE-N-SEAL® adhesive. During the summer months of 2002, Ethicon launched a direct to consumer advertising campaign to increase the awareness of DERMABOND adhesive, including television and print media directed at audiences that could ultimately need emergency room care for lacerations.

Cost of products sold.  Cost of products sold was $1.5 million for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001 cost of products sold was $4.7 million and $3.8 million, respectively. Cost of products sold as a percentage of product sales decreased to 26% for the three months ended September 30, 2002 from 31% for the three months ended September 30, 2001. In addition, cost of products sold as a percentage of product sales decreased to 29% for the nine months ended September 30, 2002 compared to 30% for the nine months ended September 30, 2001. The cost of products sold as a percentage of product sales decrease was due to the revenue mix including a greater amount of higher-margin DERMABOND adhesive and increased production volumes as compared to the 2001 period. We expect that future gross margins on product sales will continue to fluctuate based on production volumes and the relative proportion of our various products.

Operating Expenses.  Operating expenses were $3.8 million for the three months ended September 30, 2002 and $2.8 million for the same period of 2001. For the nine months ended September 30, 2002 and 2001 operating expenses were $10.0 million and $8.3 million, respectively. The increase in operating expenses for the three and nine month periods is primarily due to a one-time charge of approximately $800,000 related to the transition of the CEO position. The one-time charge includes approximately $600,000 related to transition services provided by our former CEO and his entering into a non-competition agreement. The remainder primarily relates to the recruitment costs associated with the selection of a new CEO. In addition, research and development and regulatory affairs expenses included clinical study preparatory costs for various projects, including internal adhesives, and clinical trial expenses for the high-viscosity DERMABOND adhesive line extension.

Net interest income.  Net interest income was $82,000 for the three months ended September 30, 2002, compared to $87,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net interest income decreased to $226,000 from $314,000 for the same period ended September 30, 2001. Total interest income decreased due to the continued lower investment yields as a result of market interest rate changes during the past year. Interest expense also declined due to the continued reduction of our total debt obligations through principal payments coupled with a decline in interest rates associated with those obligations.

Provision for income taxes.  During the quarter ended September 30, 2002, a new state income tax law was enacted, which required us to record a provision for income taxes of approximately 4 percent of year-to-date income, or $98,000. These changes were retroactive to the beginning of 2002 and currently limit our use of net operating losses in that state through 2003.

Despite achieving profitability in fiscal 2001 and through the nine months ended September 30, 2002, we believe a full valuation allowance on deferred tax assets is necessary at September 30, 2002 due to the limited earnings history coupled with uncertainties surrounding future market conditions. However, if our profitability continues and other considerations warrant over the next several quarters, we may reduce the valuation reserves on our deferred tax assets and begin recording additional income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. At September 30, 2002, we had net working capital of $13.2 million, an increase of $3.8 million from December 31, 2001. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $15.5 million at September 30, 2002.

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

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of September 30, 2002. We estimate that capital investments for 2002 will be less than $1.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

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

Cash Flows

Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 2002 compared to $221,000 for the same period in 2001. The increase in cash provided by operations was primarily due to the increase in product sales, reduced inventory levels and a smaller increase in accounts receivable during the 2002 period when compared to the 2001 period.

Net cash used by investing activities was $6.4 million for the nine months ended September 30, 2002 compared to $1.1 million during the 2001 period. The increase in net cash used during 2002 primarily related to net purchases of investments using available cash.

Net cash used by financing activities was $205,000 for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $35,000 for same period in 2001. The increase in net cash used by financing activities was primarily due to a decrease in net proceeds from sale of common stock during the 2002 period and additional debt and capital lease payments.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $15.5 million as of September 30, 2002, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:
•	our ability to manufacture and commercialize successfully our lead product, DERMABOND adhesive;
•	the progress of our research and product development programs for future nonabsorbable and absorbable products, including clinical studies;

•
the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development and progress of sales and marketing efforts;

•	our ability to maintain existing marketing agreements, including our agreement with Ethicon for DERMABOND adhesive, and establish and maintain new marketing agreements;
•	our ability to achieve product development milestones;
•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements;
•	the effect of competing technological and market developments;
•	timely receipt of regulatory clearances and approvals;
•	general acceptance of our products by the medical community and consumers; and
•	general economic conditions.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At September 30, 2002, our total portfolio consisted of approximately $15.5 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

Our international sales and related royalties of DERMABOND adhesive and international sales of NEXABAND® adhesives are based on sales in foreign currencies. However, all of our sales to customers are payable in U.S. dollars and we may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

Item 4.     CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II- OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

Exhibit 10.1 -	Employment Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company
Exhibit 10.2 -	Defense Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company
Exhibit 99.1 -	Certification of Chief Executive Officer
Exhibit 99.2 -	Certification of Chief Financial Officer

(b)    Reports on Form 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOSURE MEDICAL CORPORATION

Date: November 14, 2002	By:	/s/ Daniel A. Pelak
Daniel A. Pelak President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Benny Ward
Benny Ward Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Daniel A. Pelak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Closure Medical Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries*, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

*	The reference is only to Closure Medical Corporation, which has no subsidiaries.

Date: November 14, 2002	By:	/s/ Daniel A. Pelak
Daniel A. Pelak President and Chief Executive Officer

I, Benny Ward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Closure Medical Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries*, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

*	The reference is only to Closure Medical Corporation, which has no subsidiaries.

Date: November 14, 2002	By:	/s/ Benny Ward
Benny Ward Vice President of Finance and Chief Financial Officer