Form 10-K
period 2002-12-31
CLOSURE MEDICAL CORP
filed 2003-03-31
CIK 1016006

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                  or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 0-28748
                                                -------

                           CLOSURE MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  56-1959623
    -----------------------------------        ---------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                          No.)

         5250 Greens Dairy Road
         Raleigh, North Carolina                             27616
-----------------------------------------      ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

As of June 30, 2002 the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $94,306,758 based upon the closing price of the Common Stock as reported on the Nasdaq National Market. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 24, 2003, the number of shares of Common Stock outstanding was 13,569,486.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this report: Definitive Proxy Statement in connection with the 2003 Annual Meeting of Shareholders

================================================================================

TABLE OF CONTENTS

PART I ............................................................................................    3

  ITEM 1.  BUSINESS ...............................................................................    3

  ITEM 2.  PROPERTIES .............................................................................   19

  ITEM 3.  LEGAL PROCEEDINGS ......................................................................   19

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................   19

PART II ...........................................................................................   19

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS ..................   19

  ITEM 6.  SELECTED FINANCIAL DATA ................................................................   20

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..   21

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..............................   26

  ITEM 8.  FINANCIAL STATEMENTS ...................................................................   27

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES ..   27

PART III ..........................................................................................   27

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................................   27

  ITEM 11. EXECUTIVE COMPENSATION .................................................................   27

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .........................   27

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................................   27

  ITEM 14. CONTROLS AND PROCEDURES ................................................................   28

PART IV ...........................................................................................   28

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .......................   28

SIGNATURES ........................................................................................   31

CERTIFICATIONS ....................................................................................   32

INDEX TO FINANCIAL STATEMENTS .....................................................................  F-1

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

AVAILABLE INFORMATION

Closure Medical files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We make available free of charge through our website, www.closuremed.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

BUSINESS OVERVIEW

We develop, manufacture and commercialize medical tissue adhesive products for wound care and wound closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets based on our proprietary medical grade cyanoacrylate technology. To date, we have commercialized nonabsorbable products for topical use and our research efforts include the development of internal adhesive products.

Our leading product, DERMABOND adhesive, is sold to healthcare professionals and can be used instead of sutures or staples to rapidly close, seal and protect wounds and incisions from infection, and to stop leakage of blood and other body fluids from injured tissue. This product allows natural healing to proceed by closing and sealing injured tissue without the trauma caused by suturing or stapling. We believe that using DERMABOND adhesive results in enhanced patient and physician benefits such as lower overall procedure costs and is easier and quicker to use than sutures or staples.

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

Our technology enables us to develop nonabsorbable formulations for topical use and may enable us to develop internal adhesives for use inside the body. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then slough off naturally as new skin cells are produced and the wound heals. Results from product studies on some of our professional and OTC topical products have shown that our cyanoacrylate technology provides a barrier against bacteria that cause infections that does not exist when using traditional wound care technologies. Internal adhesives may be used to close or seal internal wounds and degrade, in a predictable, biocompatible manner, into components that are eliminated from the body naturally.

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

PRODUCTS CURRENTLY MARKETED

DERMABOND Topical Skin Adhesive
Our leading product, DERMABOND adhesive, is a nonabsorbable, topical tissue adhesive that can be used to close wounds from skin lacerations, incisions, minimally invasive surgery and plastic surgery. DERMABOND adhesive is used as an alternative to topical sutures or staples, including as an adjunct to subcuticular sutures or staples which are used for internal tissue closure. Suturing and stapling involve puncturing healthy tissue in order to align and close the wound. These procedures may allow leakage or cause additional scarring at the puncture sites, require anesthetics, are time consuming in their application, and generally require return patient visits and physician time to remove the sutures or staples. DERMABOND adhesive may be applied quickly, may not require anesthetics, does not induce trauma to surrounding tissues and may not require return visits to the physician for removal. DERMABOND adhesive is not intended for use on high skin tension areas such as the hands, feet or across joints.

In January 2003, we received approval from the U.S. Food & Drug Administration, or FDA, to market High Viscosity DERMABOND Topical Skin Adhesive. This new formulation of DERMABOND adhesive is thicker which provides physicians greater precision and control of application, especially when used on curved areas of the body such as around the eyes and nose. The approval is based in part on the findings of an 84-patient multicenter clinical study conducted at the Orlando Regional Medical Center and Stony Brook University Hospital, Long Island, NY. Our marketing partner, Ethicon, has been distributing this product in Europe since late 2002 and launched the product in the United States during the first quarter of 2003.

In 2002, we received approval from the FDA, to include in DERMABOND adhesive's device labeling that it acts as a barrier to microbial penetration and protects against the two most common bacteria that cause infection, staphylococcus and pseudomonas. We believe that this is a significant benefit of using DERMABOND adhesive as opposed to sutures and staples which have not been shown to protect against microbial penetration. The unit cost of DERMABOND adhesive is greater than sutures or staples, however we believe that the use of DERMABOND adhesive results in lower overall procedure costs because it may reduce treatment time and the need for anesthetics, simplify post-closure wound care and eliminate suture or staple removal.

In March 1996, we entered into an exclusive worldwide agreement with Ethicon to market and distribute DERMABOND adhesive. In August 1998, we received premarket approval to market DERMABOND adhesive in the United States and Ethicon launched the product in September 1998. Additionally, Ethicon has been distributing DERMABOND adhesive outside the United States since late 1997 and is currently marketing DERMABOND adhesive in approximately 36 foreign countries and regions, including Japan.

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

In May 2001, we entered into an agreement providing Johnson & Johnson Consumer Products Company, or CPC, with worldwide supply, distribution and development rights to our liquid bandage technology. The agreement includes rights to the liquid bandage and certain future OTC products, excluding our SOOTHE-N-SEAL(R) adhesive technology. During February 2002, CPC began the marketing and distribution of our liquid bandage as BAND-AID(R) Brand Liquid Bandage and the product is currently available in most major retail, food and drug outlets in the United States. CPC conducted, as part of its product launch, a consumer oriented marketing campaign that included television advertising, consumer promotions, and trade promotions. Given the results of the initial product launch, Closure and CPC plan to develop liquid bandage line extensions in the future as well as broaden the distribution beyond the United States. During the first quarter of 2003, CPC began distributing BAND-AID(R) Brand Liquid Bandage in Canada.

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

In December 2000, we entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. with exclusive worldwide supply, distribution and development rights to SOOTHE-N-SEAL(R) adhesive technology. Beginning in the second quarter of 2001, Colgate began distributing SOOTHE-N-SEAL(R) adhesive to Wal-Mart and several other national drug chains.

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

In July 2001, we entered into an agreement providing Abbott Laboratories, Inc. with worldwide supply, distribution and development rights to the NEXABAND(R) product line. Abbott distributes our veterinary products in North America, Australia, Switzerland and the United Kingdom. Prior to our distribution agreement with Abbott, NEXABAND(R) products were marketed and distributed only in North America.

PRODUCTS UNDER DEVELOPMENT

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. We are also developing additional nonabsorbable and internal adhesive products. These future products require further development and are subject to clinical trials and regulatory clearance or approval before commercialization.

Internal adhesives
In 1998, we established our Internal Products Development team, or IPD, which is comprised of dedicated scientists with extensive surgical device development experience. The IPD is developing biocompatible cyanoacrylate formulations, including the synthesis, formulation design, analytical methods and in vitro and in vivo testing, that may potentially be used for internal applications.

We are primarily focused on developing formulations for a vascular sealant to be used as an adjunct to sutures. We have completed several animal models through collaborations with leading research institutions and have ongoing studies involving the finalization of formulations and the completion of additional safety studies. We are also preparing the clinical strategy prior to filing an Investigational Device Exemption, or IDE, with the FDA. The vascular sealant formulation as well as future internal adhesive products require further development and could be subject to stringent clinical trials and lengthy regulatory premarket approvals prior to their commercialization.

Liquid Occlusive Dressing
We are currently developing a liquid occlusive dressing, or LOD, to treat partial thickness wounds such as pressure ulcers and skin tears. The LOD formulation is being developed to adhere directly to the wound tissue, allowing the product to conform to various wound sizes and shapes, flex with the skin, provide a barrier to infection and is transparent, thereby permitting enhanced wound assessment. To date, we have completed animal research as well as a 10-patient human pilot clinical study for pressure ulcers. A second human pilot clinical study is ongoing to define the durability and wound healing rates when using LOD versus leading dressings in the category. Depending on the outcomes from the pilot studies, we anticipate the initiation of a definitive, multi-center, human clinical study allowing for FDA approval through the 510(k) premarket clearance. In November 2001, distribution and development rights for our professional wound management products, including LOD, were granted to Johnson & Johnson Wound Management, a division of Ethicon, through an amendment to the terms of our existing licensing and development agreement with Ethicon.

Endobronchial Lung Volume Reduction
In February 2001, we entered into a Cooperative Research and Development Agreement with Walter Reed Army Medical Center and the Uniformed Services University of the Health Sciences to conduct animal research related to the development of a novel, minimally invasive treatment for emphysema called Endobronchial Lung Volume Reduction, or ELVR. In performing ELVR, our proprietary medical adhesive would be delivered using a bronchoscope and small catheter to achieve bronchial occlusion without the need for open chest surgery. Once occluded, dysfunctional lung tissue would collapse and allow for healthier lung tissue to expand. To date, our research has demonstrated feasibility of the device in safely creating segmental lung volume reduction in the animal model. Future development activities include the completion of additional longer-term safety and efficacy animal studies. Given positive results of the animal studies, we would then seek FDA approval to enter a human pilot safety study, followed by a pivotal effectiveness study.

MARKETING AGREEMENTS

We do not presently employ a sales force and our strategy for current products has been to use marketing partners to promote, sell and distribute our products. We are dependent on our marketing partners to market and distribute these products in accordance with the terms of their respective arrangements. However, we may decide to establish our own sales force for the distribution of products for which we do not currently have marketing partners, such as future internal adhesive products.

Ethicon, Inc.
In 1996, we entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. Upon execution of the agreement, Ethicon paid us $4,500,000, which represented a $3,500,000 non-refundable licensing fee and a $1,000,000 payment that has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales (as described below). At December 31, 2002, $170,000 of the $1,000,000 payment remained classified as deferred revenue on our balance sheet to offset future product purchases. In 1996, Ethicon advanced us an additional $1,000,000 payment related to the achievement of a milestone pursuant to our agreement, which was fully credited against royalties owed by Ethicon from 1998 through 2000.

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

Johnson & Johnson Consumer Products Company
In May 2001, we entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID(R) Brand Liquid Bandage technology. Included in the agreement are rights to certain future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL(R) adhesive technology. The agreement requires CPC to purchase annual minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party notifies the other at least six months prior of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and achievement of certain milestones by Closure, CPC made payments to us in recognition of our previous research and development expenditures. These payments have been deferred and are being recognized ratably over the life of the agreement. In accordance with the agreement, we may receive future milestone payments, based on achievement of certain criteria.

Colgate Oral Pharmaceuticals, Inc.
In December 2000, we entered into an exclusive worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL(R) adhesive with Colgate. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL(R) adhesive and future oral care products, based upon our proprietary cyanoacrylate technology, to both professional and consumer markets. Upon execution of the agreement, Colgate paid Closure a license fee and consideration for all right, title and interest in the SOOTHE-N-SEAL(R) adhesive trademark. These payments were deferred and are being recognized ratably over the life of the agreement. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed by agreement of both parties for additional periods. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Abbott Laboratories, Inc.
In July 2001, we entered into an agreement providing Abbott with exclusive worldwide, supply, distribution and development rights to our veterinary NEXABAND(R) product line. This agreement also grants Abbott rights to future veterinary products co-developed through the collaboration of the parties, including product improvements, line extensions and new veterinary products based on the Company's cyanoacrylate technology. The agreement requires Abbott to purchase a minimum dollar amount of product during each contract year. At the end of the contract term, the agreement may be renewed for additional periods with the consent of both parties. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Johnson & Johnson Wound Management
We entered into an agreement with Johnson & Johnson Wound Management, a division of Ethicon, in November 2001, which provides Johnson & Johnson Wound Management with worldwide supply, distribution and development rights to our professional wound management platform, including our liquid occlusive dressing for partial thickness wounds which is currently under development. The agreement is in the form of an amendment to the terms of our existing licensing and development agreement with Ethicon. Upon execution of the agreement, Johnson & Johnson Wound Management paid Closure a non-refundable fee in consideration of rights under the agreement which was deferred and is being recognized ratably over the period of the agreement. We may receive future milestone payments based on achievement of certain criteria which will be deferred and recognized ratably over the period of the agreement. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We have 41 issued United States patents with expiration dates ranging from 2004 to 2020 of which the average remaining life is thirteen years. Also, we have eleven issued foreign patents with expiration dates ranging from 2014 to 2019 of which the average remaining life is fourteen years. We also have filed applications for 54 additional United States patents and 83 applications for patents outside the United States. The issued and pending United States patents relate to our tissue products, processes and delivery technology.

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

In 2002, Congress enacted the Medical Device User Fee and Modernization Act, which authorizes the FDA to assess and collect user fees for premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2003 range from $2,187 for premarket notifications to $154,000 for premarket approval applications, although fee reductions are available for companies qualifying as small businesses.

Companies that manufacture devices distributed in the United States must comply with GMP requirements governing the design, manufacture, release, packaging, and distribution of devices. Manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance with GMPs. Medical devices also are subject to postmarket reporting requirements for certain adverse events and device malfunctions. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

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

Since 1998, we have been manufacturing our products in a 50,000 square foot facility in Raleigh, North Carolina. This facility integrates the production of all of our product formulations as well as the filling, labeling and packaging capabilities for certain products. In addition to full-time employees, we hire filling and packaging employees as needed on a temporary basis. In addition, third party vendors currently perform filling, labeling and sterilization for certain products manufactured by Closure.

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

In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, only one of which is approved for sale in the United States. In 2002, United States Surgical, a division of Tyco Health Group, LP received FDA approval to market Indermil(TM) Tissue Adhesive, a butyl cyanoacrylate. Tyco has been marketing Indermil(TM) in the United Kingdom since 1996 and it is currently available in many other countries. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. MedLogic Global Corporation markets LiquiBand(R) adhesive, primarily in the United Kingdom, and has filed an IDE in the United States.

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

EMPLOYEES

As of March 24, 2003, we had 101 full-time employees, up from 88 in March 2002, of whom 82 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 19 were dedicated to administrative activities. Twelve members of our research, development and regulatory affairs staff have doctoral or advanced degrees. Our employees are not represented by a union, and we believe relationships with our employees are good.

EXECUTIVE OFFICERS

The table below sets forth the names, ages and positions of the persons who are the executive officers as of March 24, 2003.

Name                      Age      Position
Daniel A. Pelak           51       President and Chief Executive Officer and Director

Joe B. Barefoot           52       Vice President of Regulatory Affairs and Quality Assurance

Jeffrey G. Clark          49       Vice President of Research and Development

William M. Cotter         52       Vice President of Manufacturing and Operations

Jerry Y. Jonn             46       Vice President of Internal Products Development

Debra L. Pawl             50       Vice President and General Counsel

Benny Ward                39       Vice President of Finance and Chief Financial Officer

Daniel A. Pelak has served as President and Chief Executive Officer of Closure since September 2002. Prior to joining Closure Medical, Mr. Pelak spent 26 years with Medtronic, Inc. During his career he has held positions in Sales, Sales Management, Marketing, and General Management. Immediately prior to joining Closure, he was the Vice President and General Manager of Medtronic's Perfusion Systems Division. From March 2000 until January 2002, he was the Vice President and General Manager of Medtronic's Cardiac Surgery Technologies Division. From 1992 to 2000, Mr. Pelak managed progressively larger sales and marketing operations within the Cardiovascular areas of Medtronic, including Vice President Cardiovascular Marketing and Vice President U.S. Cardiac Surgery Business. Prior to 1992, he held the position of Vice President and General Manager of Medtronic's Nortech Division. Mr. Pelak holds a B.S. degree from Pennsylvania State University.

Joe B. Barefoot has served as Vice President of Regulatory Affairs and Quality Assurance of Closure since 1990. From 1986 to 1990, Mr. Barefoot managed the quality assurance program and regulatory submissions for Sharpoint, Inc. and its successor. From 1982 to 1986, he was a member of the quality assurance staff at C.R. Bard, Inc. Before that time, he was a member of the quality assurance staff at Becton, Dickinson & Co. Mr. Barefoot holds a B.S. degree in Microbiology from Emporia State University.

Jeffrey G. Clark has served as Vice President of Research and Development of Closure since 1990. Prior to that time, Mr. Clark spent seven years at Sharpoint, Inc. where he developed bioabsorbable and polypropylene suture technology. From 1977 to 1983, Mr. Clark worked at Extracorporeal, Inc., a division of Johnson & Johnson. Mr. Clark holds a M.S. degree in Organic Chemistry from Drexel University.

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

Jerry Y. Jonn, Ph.D. has served as Vice President of Internal Products Development since July 2001. Prior to that time Dr. Jonn served as Director, Absorbable Products Research of the Company from May 1999. Prior to employment with Closure Medical, Dr. Jonn spent seven years with U. S. Surgical in North Haven, CT where he last served as the Director of U.S. Surgical's Research and Development efforts. Dr. Jonn earned his M.S. and Ph.D. degrees in Polymer Chemistry from Cornell University.

Debra L. Pawl has served as Vice President and General Counsel since 1998. Previously, Ms. Pawl served as Patent Manager for the J.M. Huber Corporation and practiced in the patent law departments of The BFGoodrich Company, Owens-Corning Fiberglas Corporation, The Standard Oil Company (Ohio) and the Washington, D.C. law firm of Cushman, Darby and Cushman. Prior to practicing law, Ms. Pawl worked as a research chemist for the Diamond Shamrock Corporation and taught chemistry and anatomy and physiology at Cuyahoga Community College. Ms. Pawl holds a J.D. degree from the University of Toledo, College of Law, and a M.S. and a B.S. degree in biology/chemistry from John Carroll University.

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

We received premarket approval from the FDA to market DERMABOND adhesive in the United States in August 1998. We were granted 510(k) premarket clearance for SOOTHE-N-SEAL(R) adhesive and BAND-AID(R) Brand Liquid Bandage in September 1999 and January 2001, respectively. We believe that our viability and growth will depend in large part on sales of DERMABOND adhesive and BAND-AID(R) Brand Liquid Bandage. There can be no assurance that we and our marketing partners will be able to commercialize successfully or achieve market acceptance of our technologies or products, or that our competitors will not develop technologies that are less expensive or otherwise superior. The failure to develop and market successfully our existing products as well as new products could have a material adverse effect on our results of operations and financial condition.

If we are unable to develop new products based on our proprietary cyanoacrylate technology, our future operating results may suffer.

In addition to the commercialization of our current products, our future success depends on our ability to develop new products based on our core technology, which could be expensive and time consuming. The successful development of new products depends on a number of factors, including the following:

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

If any of these factors cannot be overcome, we may not be able to develop and introduce new products in a timely or cost-effective manner, which could affect our future growth and results of operations.

If we are unable to produce adequate quantities of our products, our operating results may suffer.

Our future success is dependent on our ability to manufacture our products:

          .    in commercial quantities;
          .    in compliance with regulatory requirements; and
          .    at an acceptable cost.

We currently manufacture all of our products in a 50,000 square foot facility in Raleigh, North Carolina, with the exception of certain processes completed by third parties. Production of increased quantities may involve technical challenges for us and may require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that we will be able to achieve sufficient manufacturing capabilities to satisfy demand in a cost-effective manner or to produce the quantities necessary for us to achieve profitability.

If we are unable to meet our marketing partner's manufacturing requirements for DERMABOND adhesive, revenues generated from DERMABOND adhesive will decrease.

If we are unable to meet the manufacturing requirements for DERMABOND adhesive imposed by Ethicon, then Ethicon may itself manufacture DERMABOND adhesive and pay us royalties on sales. The royalty payments we would receive would be substantially less than the revenues currently generated by selling DERMABOND adhesive to Ethicon.

If our products are not accepted by the medical community and consumers, the commercial opportunities for our products would be limited.

The success of our existing products and products we develop in the future will depend on continued and initial acceptance of these products by the medical community as well as consumers. We cannot predict how quickly, if at all, the medical community or consumers will accept our products or the extent to which our products will be used. If the medical or consumer community does not accept our products, our revenues would suffer.

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

The regulatory process is lengthy, expensive and uncertain and there can be no assurance that we will obtain the necessary clearances or approvals to market our products. Before any new medical device may be introduced to the market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) process or the lengthier PMA, or premarket application, process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take up to two or more years from the date of submission of the application. We expect that some of our future products under development will be subject to the lengthier PMA process. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

Our medical tissue adhesives must receive regulatory clearances or approvals from the FDA and, in many instances, from foreign and state governments, before their sale. To obtain such clearances or approvals, medical tissue adhesives must be shown to be efficacious and safe for use in humans. Our current and future medical tissue adhesives for humans are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket notification and PMA requirements. Other statutory and regulatory requirements include, among other things, compliance with establishment registration and medical device listing, GMP labeling, and promotional requirements.

Our products are subject to postmarket reporting requirements. If safety problems occur after one of our products reaches the market, the FDA may take steps to prevent or limit the further marketing of the product.

Our medical devices and medical tissue adhesives are also subject to postmarket reporting requirements for certain adverse events and device malfunctions, and correction and removal reporting and recordkeeping requirements for actions taken with respect to distributed devices to reduce a risk to health. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

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

Although we do not receive payments directly from third-party health care payors, their reimbursement methods and policies impact demand for DERMABOND adhesive and future products.

DERMABOND adhesive is subject to the reimbursement methods and policies used by the government and other third-party health care payors. If physicians, hospitals and other users of our products fail to obtain sufficient reimbursement from healthcare payors for DERMABOND adhesive or procedures using DERMABOND, or adverse changes occur in governmental and private third-party payors' policies toward reimbursement for this product or these procedures, it could negatively affect the demand for DERMABOND adhesive. If third-party payors fail to provide appropriate levels of reimbursement for purchase and use of our products it could have a material adverse effect on our results of operations.

Because of the uncertainty surrounding the reimbursement status of newly approved health care products, we have no assurance that adequate or any third-party coverage will be provided for new products introduced by Closure. If our new products do not receive adequate coverage and reimbursement, the market acceptance of these products would be adversely affected, which would have a material adverse effect on our results of operations.

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

We have no experience in sales, marketing and distribution. Therefore, our strategy for commercialization of our products has included entering into agreements with other companies to market current and certain future products incorporating our technology. There can be no assurance that we will be able to enter into additional marketing agreements on terms favorable to us, if at all, or that current or future agreements will ultimately be beneficial to us. Certain agreements also permit our marketing partners to pursue existing or alternative technologies in preference to our technology. There can be no assurance that our interests will continue to coincide with those of our marketing partners or that the marketing partners will not develop, independently or with third parties, products which could compete with our products, or that disagreements over rights or technology or other proprietary interests will not occur. Furthermore, there can be no guarantee that one of our marketing partners will not terminate their relationship with us and begin marketing products of their own or of third parties. If we choose not to, or are unable to, enter into future agreements with marketing partners, we would be forced to commit increased capital to undertake the marketing and sale of our current and future products, or we may not be able to market such products at all. If we are unable to sell our products independently or identify alternative marketing partners, our revenue and results of operations will be materially adversely affected.

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

In addition, there are a few other critical components that we obtain from a single qualified source. We have plans to qualify a second source or establish supply contracts which include catastrophe plans for each of these items.

If our suppliers and subcontractors cannot provide the components and services that we require, we may be unable to manufacture our products.

We cannot be sure that our suppliers and subcontractors will furnish us with required components when we need them. Relying on third parties exposes us to potential interruptions in supply as well as damaged or non-conforming parts which could affect our ability to ship our products to our customers on a timely basis. These factors could make it more difficult to manage our inventory effectively and manufacture our products which could have a material adverse effect on our results of operations.

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

If we are accused of infringing upon the patents or proprietary rights of others, we may be required to obtain commercially favorable licenses or be forced to engage in costly and time-consuming litigation.

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

We compete with domestic and foreign competitors in various rapidly evolving and technologically advanced fields in developing our technology and products, including medical device and pharmaceutical companies. In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, only one of which is approved for sale in the United States. In 2002, United States Surgical, a division of Tyco Health Group, LP received FDA approval to market Indermil(TM) Tissue Adhesive, a butyl cyanoacrylate. Tyco has been marketing Indermil(TM) in the United Kingdom since 1996 and it is currently available in many other countries. B. Braun GmbH markets Histoacryl(R) as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. MedLogic Global Corporation markets LiquiBand(R) adhesive, primarily in the United Kingdom, and has filed an IDE in the United States. In the domestic OTC adhesive bandage market, BAND-AID(R) Brand Liquid Bandage competes with the BAND-AID(R) Brand Adhesive Bandages of CPC as well as 3M(R) brand adhesive bandages and Curad(R) brand adhesive bandages marketed by Beiersdorf AG. These three products in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL(R) adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase(R) Gel marketed by Colgate, Anbesol(R) Oral Anesthetic products marketed by American Home Products Corporation, Orajel(R) products marketed by Del Laboratories and Zilactin(R) products marketed by Zila Consumer Pharmaceuticals.

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

We have expended and expect to continue to expend substantial funds to complete the research, development and clinical testing of our existing products and future products in development and to increase our current scale of manufacturing. We believe that existing cash and cash equivalents and investments, which totaled $17.0 million as of December 31, 2002, will be sufficient to finance our capital requirements for at least 12 months. There can be no assurance that we will not be required to seek additional capital to finance our operations in the future. We currently have a $3.0 million line of credit for working capital purposes. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations from our revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Our stock price is volatile and could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. The market price of our common stock may fluctuate due to our operating results, changes in the economy or the financial markets and other developments affecting us or our competitors. In addition, the stock market has experienced significant price and volume fluctuations in recent years, as well as significant decreases in value. This volatility and the recent market decline have affected the market prices of securities issued by many companies and might adversely affect the price of our common stock.

Our operations might be affected if there is a natural disaster or other catastrophic event.

We depend on our manufacturing facility for the continued operation of our business, as well as critical information systems. We currently have in place contingency plans for catastrophic events and natural disasters. Although we carry limited business interruption and other insurance policies, we might suffer losses as a result of catastrophic events and natural disasters which could have a material negative impact on our operating results.

Our failure to detect and prevent viruses and other malicious acts targeted at our management information systems and controls could expose us to a breach in security, rendering proprietary information available to outsiders and data unreliable.

Unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur with regard to our information systems. As a result of accidental as well as intentional actions of Internet users or "hackers", we may experience delays or interruptions in business due to a breach in the security of confidential information. The costs required to mitigate the risks from computer viruses and alleviate other security problems could be significant and the efforts to address such problems could result in interruptions and delays in our business, which could have a material adverse effect on our results of operations. Furthermore, a breach in the security of our management information systems could cause our trade secrets and other proprietary information to enter the public domain, which could adversely effect our competitive position in the market.

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

Effective control by principal stockholders could allow for control of most matters submitted to our stockholders.

Two principal stockholders, in the aggregate, beneficially own approximately 42% of the outstanding common stock as of March 24, 2003. Currently, there are no voting trusts or other agreements between these individuals to vote in concert, however, such persons, acting together, could have the ability to control most matters submitted to stockholders of Closure.

ITEM 2.  PROPERTIES.

We lease a 50,000 square foot facility that houses manufacturing, research and development and our executive offices in Raleigh, North Carolina. The lease expires in July 2007 and includes an option to lease additional space adjacent to our current facility if needed. We have the option to renew the lease upon termination.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET INFORMATION
Our Common Stock is quoted on the Nasdaq National Market under the symbol "CLSR." The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 2001 and 2002.

                                               Market Price Per Share
                                     ------------------------------------------
                                             2001                   2002
                                     -------------------    -------------------
                                       High        Low        High        Low
                                     --------    -------    --------    -------
First Quarter ...................     $34.88     $14.69      $24.30     $18.00
Second Quarter ..................      26.25      14.51       19.60      13.20
Third Quarter ...................      25.85      15.30       15.90      11.01
Fourth Quarter ..................      24.14      16.07       14.18       8.00

HOLDERS
As of March 24, 2002, there were approximately 259 holders of record of our Common Stock. We have no preferred stock outstanding.

DIVIDEND INFORMATION
We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each year in the five year period ended December 31, 2002 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheets as of December 31, 2001 and 2002 and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2000, 2001 and 2002 and notes thereto appear elsewhere in this Annual Report. This data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report. Certain prior year balances have been reclassified to conform to the current year presentation.

                                                                                 Years ended December 31,
                                                          ----------------------------------------------------------------------
                                                              1998           1999          2000          2001           2002
                                                          ------------- ------------- -------------- ------------- -------------
                                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product sales                                             $      8,079  $     13,370  $      13,076    $   18,405  $     22,711
License and product development revenues (1)                     1,500            --            625           768         1,020
                                                          ------------- ------------- -------------- ------------- -------------
  Total revenues                                                 9,579        13,370         13,701        19,173        23,731
Cost of products sold                                            3,480         4,722          3,841         5,450         6,496
                                                          ------------- ------------- -------------- ------------- -------------
  Gross profit                                                   6,099         8,648          9,860        13,723        17,235
                                                          ------------- ------------- -------------- ------------- -------------
Research, development and regulatory affairs expenses            6,297         6,296          5,853         5,622         6,436
General and administrative expenses                              5,338         5,266          5,400         5,504         6,855
Special charge- voluntary packaging recall (2)                      --            --             --           430            --
                                                          ------------- ------------- -------------- ------------- -------------
  Total operating expenses                                      11,635        11,562         11,253        11,556        13,291
                                                          ------------- ------------- -------------- ------------- -------------
Income (loss) from operations                                   (5,536)       (2,914)        (1,393)        2,167         3,944
Interest income, net                                               763           387            481           388           315
                                                          ------------- ------------- -------------- ------------- -------------
Income (loss) before taxes                                      (4,773)       (2,527)          (912)        2,555         4,259
Provision (benefit) for income taxes                                --            --             --            21        (5,864)
                                                          ------------- ------------- -------------- ------------- -------------
Net income (loss) before cumulative
effect of accounting change                                     (4,773)       (2,527)          (912)        2,534        10,123
Cumulative effect of accounting change (1)                          --            --         (2,656)           --            --
                                                          ------------- ------------- -------------- ------------- -------------
Net income (loss)                                         $     (4,773) $     (2,527) $      (3,568) $      2,534  $     10,123
                                                          ============= ============= ============== ============= =============
Net income (loss) per common share before cumulative
  effect of accounting change:
  Basic                                                   $      (0.36) $      (0.19) $       (0.07) $       0.19  $       0.75
                                                          ============= ============= ============== ============= =============
  Diluted                                                 $      (0.36) $      (0.19) $       (0.07) $       0.18  $       0.73
                                                          ============= ============= ============== ============= =============
Cumulative effect of accounting change per common
share-basic and diluted                                   $         --  $         --  $       (0.20) $         --  $         --
                                                          ============= ============= ============== ============= =============
Net income (loss) per common share:
  Basic                                                   $      (0.36) $      (0.19) $       (0.27) $       0.19  $       0.75
                                                          ============= ============= ============== ============= =============
  Diluted                                                 $      (0.36) $      (0.19) $       (0.27) $       0.18  $       0.73
                                                          ============= ============= ============== ============= =============
Shares used in computation of net income (loss) per
  common share:
  Basic                                                         13,270        13,324         13,390        13,468        13,535
                                                          ============= ============= ============== ============= =============
  Diluted                                                       13,270        13,324         13,390        13,852        13,783
                                                          ============= ============= ============== ============= =============

Pro forma amounts are presented below assuming the
change in accounting principle adopted in fiscal 2000 is
applied retroactively (1):
Pro forma- Net income (loss)                              $     (5,320) $     (1,902) $        (912)
                                                          ============= ============= ==============
Pro forma- Net income (loss) per common share:
  Basic                                                   $      (0.40) $      (0.14) $       (0.07)
                                                          ============= ============= ==============
  Diluted                                                 $      (0.40) $      (0.14) $       (0.07)
                                                          ============= ============= ==============

                                                                                   As of December 31,
                                                          ----------------------------------------------------------------------
                                                               1998          1999          2000          2001           2002
                                                          ------------- ------------- ---------------------------- -------------
                                                                                     (In thousands)
 BALANCE SHEET DATA:
 Cash and cash equivalents and investments                $    16,702   $    11,322   $    11,832   $    12,958    $    17,042
 Working capital (3)                                           11,621         9,745         8,462         9,321         16,815
 Total assets                                                  27,420        22,511        22,139        25,340         36,747
 Long-term debt and capital lease obligations, less
   current portion                                                934         2,155           332            --            336
 Total stockholders' equity                                    18,250        16,625        13,907        17,247         29,190

___________

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

(3)   Working capital is calculated as current assets minus current liabilities.

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

OVERVIEW

Since our inception in 1990, we have focused our efforts on developing, manufacturing and commercializing medical tissue adhesive products for use in wound closure in humans and animals. In addition, our research efforts include the development of internal adhesive products.

During 2002, DERMABOND adhesive continued to be our leading product. Early in 2002, we received FDA approval to include in our device labeling that DERMABOND adhesive acts as a barrier to microbial penetration. Clinically, this provides for the potential reduction of infection rates, as long as the adhesive remains intact, when closing incisions and lacerations with DERMABOND adhesive versus the traditional use of sutures and staples which have not been shown to protect against microbial penetration. We believe that this claim has supported the increased penetration of DERMABOND adhesive, particularly in the operating room. In addition, we completed the enrollment and follow-up of an 84-patient definitive clinical trial for a high-viscosity, or thicker, version of DERMABOND adhesive. This version is our second product line extension and will allow for more precise application without the "rundown" experienced with the less viscous versions. We received approval from the U.S. Food & Drug Administration to market the High Viscosity DERMABOND Topical Skin Adhesive in January 2003 as a result of the effort during 2002. Also, during the summer of 2002, Ethicon initiated a direct-to-consumer television and print campaign, the first time ever for any of its products, to increase awareness and preference for DERMABOND adhesive among consumers.

Also, our marketing partner, CPC, launched our liquid bandage under the name BAND-AID(R) Brand Liquid Bandage during the spring of 2002. CPC executed a print and television advertising campaign during the summer months to increase consumer awareness of the liquid bandage. We believe the efforts of CPC were effective in establishing BAND-AID(R) Brand Liquid Bandage in the consumer bandage market. In addition, BAND-AID(R) Brand Liquid Bandage was one of only seven products to receive a Good Housekeeping "Good Buy" Award for best new household products introduced during 2002, and was the only personal healthcare product to win the award.

During 2002, we continued the development of our internal adhesive and wound management projects. Our vascular sealant product is based on our core cyanoacrylate technology and is intended for use inside the human body. We plan to file an Investigational Device Exemption with the FDA in 2003, with human clinical trials to follow. We are continuing to evaluate other opportunities, such as our ELVR product, to use our cyanoacrylate technology inside the body.

We have continued the development of our liquid occlusive dressing, or LOD, to treat partial thickness wounds such as pressure ulcers and skin tears. To date, we have completed animal research as well as a 10-patient human pilot clinical study for pressure ulcers. A second pilot clinical study is ongoing to further define the LOD wear time and wound healing rates versus leading dressings in the category. Based on the outcomes from the pilot studies, we anticipate the initiation of a definitive, multi-center, human clinical study allowing for FDA approval through the 510(k) premarket clearance.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Total revenues for 2002 were $23,731,000 compared to $19,173,000 for 2001. Product revenues increased by 23% which is primarily due to sales of BAND-AID(R) Brand Liquid Bandage, launched in April by CPC as well as increased shipments of DERMABOND adhesive. In 2002, DERMABOND adhesive continued to represent the majority of total revenues, approximately 75%. License and product development revenues increased during 2002 to $1,020,000 from $768,000 in 2001 as revenue previously deferred was recognized ratably over the lives of various contracts with our marketing partners. In 2002 and 2001, 94% and 83% of product sales were to one customer, respectively.

Cost of products sold. Cost of products sold for 2002 was $6,496,000 compared to $5,450,000 for 2001. Cost of products sold as a percentage of revenues was approximately 27% for 2002 and 29% for 2001. The decrease is attributable to increased production volumes and cost containment. Also, our product sales mix continues to be heavily weighted with the DERMABOND product, which has significantly higher margins than our over-the-counter products. We expect that future gross margins on product sales will fluctuate based on production volumes and the relative proportion of professional and OTC products.

Operating expenses. Operating expenses were approximately $13,291,000 and $11,556,000 for 2002 and 2001, respectively. Operating expenses consist of research, development and regulatory affairs expenses and general and administrative expenses. During 2002, research, development and regulatory affairs expenses were primarily focused on the development of DERMABOND adhesive line extensions, including the High-Viscosity clinical study, the development of an internal vascular sealant and wound management products and basic research. We expect these expenses will increase as we expand our product pipeline and related development efforts and clinical trials for potential new products, in particular our internal adhesives. Overall, general and administrative expenses increased in 2002 primarily due to a charge of approximately $800,000 related to the transition of the CEO position. The charge included approximately $600,000 related to transition services provided by our former CEO and his entering into a non-competition agreement. The remainder primarily related to the taxes and benefits on the transition services and recruitment costs associated with the selection of a new CEO. In addition, general and administrative costs for 2002 increased due to additional outside professional services and personnel costs over the 2001 period.

Interest income, net. Net interest income for 2002 decreased to $315,000 from $388,000 for 2001. Total interest income decreased primarily due to lower investment yields as a result of market interest rate changes during 2002. Interest expense also declined due to the continued reduction of our term loan balance and capital lease obligations through monthly principal payments coupled with a decline in interest rates associated with those obligations. All capital lease obligations were retired during 2002.

Income taxes. Prior to 2002, no deferred provision or benefit for income taxes was recorded because we were in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2002, we re-evaluated the amount of valuation allowance required in light of numerous factors including the profitability achieved in recent years and expected in future years. As a result, we reduced the valuation allowance on deferred tax assets to an amount that we believe is more likely than not of being realized based on our assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 2002, the valuation allowance primarily reflects uncertainties involving the realization of state tax credits and loss carryforwards. The valuation allowance was reduced by $8,419,000 during 2002, including $1,210,000 related to net operating losses generated by the exercise of stock options prior to 2002. This portion of the reduction in the valuation allowance, along with $48,000 in similar tax benefits from stock option exercises during 2002, was credited to additional paid-in-capital. We estimate that we would need to generate future taxable income of approximately $19.0 million to fully utilize our federal net operating loss and tax credit carryforwards existing as of December 31, 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Total revenues for 2001 were $19,173,000 compared to $13,701,000 for 2000. Product revenues increased by 40% which is primarily due to increased shipments of DERMABOND adhesive. Also contributing to this increase was the launch of SOOTHE-N-SEAL(R) adhesive, including a significant amount of samples, into the consumer market in the second quarter of 2001 by Colgate. License and product development revenues increased during 2001 to $768,000 from $625,000 in 2000 as revenue previously deferred was recognized ratably over the lives of various contracts with our marketing partners, including those entered into during 2001.

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

Operating expenses. Operating expenses were approximately $11,556,000 and $11,253,000 for 2001 and 2000, respectively. Operating expenses primarily consist of research, development and regulatory affairs expenses and general and administrative expenses and, in 2001, included expenses related to a voluntary packaging recall. During 2001, research, development and regulatory affairs expenses were primarily focused on the development of DERMABOND adhesive line extensions, the development of a liquid occlusive dressing, other product development and basic research. During 2001, we were not involved in any clinical trials. During 2000, research, development and regulatory affairs expenses were primarily focused on clinical trials for BAND-AID(R) Brand Liquid Bandage, the development of DERMABOND adhesive line extensions, other product development and basic research. We expect these expenses will increase as we expand our product pipeline and related development efforts and clinical trials for potential new products, in particular our internal adhesive products. Overall, general and administrative expenses remained fairly consistent with the exception of salary expenses which increased during the 2001 period due to increased headcount.

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

Interest income, net. Net interest income for 2001 decreased to $388,000 from $481,000 for 2000. Total interest income decreased primarily due to lower investment yields as a result of market interest rate changes during 2001. Interest expense also declined due to the continued reduction of our term loan balance and capital lease obligations through monthly principal payments coupled with a decline in interest rates associated with those obligations.

Income taxes. During 2001, tax expense was recorded for the first time by Closure in the amount of $21,000. This amount represents alternative minimum taxes that cannot be eliminated through the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $17.0 million at December 31, 2002.

In May 2002, our equipment term loan and line of credit matured and the outstanding balance of approximately $690,000 was refinanced as a borrowing within our $3.0 million line of credit, which was simultaneously renewed for a two-year period. The renewed agreement contains certain restrictive covenants including, but not limited to, maintenance of certain levels of unencumbered liquid assets and a minimum tangible net worth requirement. The agreement is secured by certain trade accounts receivable, inventory and equipment. The December 31, 2002 outstanding balance of $336,000 was classified as long-term debt as the agreement does not require principal payments within the next 12 months. Although our current payment pattern will allow for extinguishment of debt by June 30, 2003, we are not required to pay all outstanding principal plus accrued and unpaid interest until maturity at May 31, 2004.

Future minimum lease payments under noncancellable operating leases are approximately $2.5 million over the next five years. The majority of operating lease obligations relate to our facility lease.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of December 31, 2002. However, we estimate that capital investments for 2003 could be at least $2.5 million to support manufacturing scale-up initiatives. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2002, Closure spent approximately $6.4 million in research, development and regulatory affairs expenses compared to $5.6 million in 2001. The increase was primarily due to development and regulatory expenses surrounding the High-Viscosity DERMABOND clinical and regulatory approval process as well as ongoing research related to the internal adhesive and liquid occlusive dressing products. We continued to increase our research and development activities to maintain a competitive advantage and we anticipate that research and development expenses will increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers and are expensed as incurred. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. During 2002, 2001 and 2000 we were reimbursed $905,000, $576,000 and $355,000, respectively, in accordance with these cost sharing arrangements. We cannot estimate the costs to complete our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $5,713,000 for 2002 compared to $3,219,000 for 2001. The increase in cash provided by operations was primarily due to the increase in net income during the 2002 period offset by the change in deferred taxes.

Net cash used by investing activities was $7,590,000 during 2002 and $1,621,000 during the 2001 period. The increase in net cash used during 2002 primarily related to the increased net investment in marketable securities whereas net cash used in 2001 primarily related to purchases of fixed assets and the investment in intangible assets.

Net cash used by financing activities was $371,000 during 2002 compared to $66,000 for 2001. Our primary financing activities during both years were the repayment of debt and capital lease obligations, offset by the proceeds from the sale of stock under our stock option and other benefit plans.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $17.0 million at December 31, 2002, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

     . our ability to manufacture and commercialize successfully our existing products, including DERMABOND adhesive and liquid bandage;
     . the progress of our research and product development programs for future nonabsorbable and internal adhesive products, including clinical studies;
     . the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development as well as progress of sales and marketing efforts;
     . our ability to maintain existing marketing agreements, including our agreement with Ethicon for DERMABOND adhesive, and establish and maintain new marketing agreements;
     .    our ability to achieve product development milestones;
     . the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements;
     .    the effect of competing technological and market developments;
     .    timely receipt of regulatory clearances and approvals;
     . general acceptance of our products by the medical community and consumers; and
     .    general economic conditions.

We may be required to seek additional capital to finance our operations in the future. If our currently available funds and internally generated cash flow are not sufficient to satisfy our financing and operating needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements with marketing partners. Other than our working capital line of credit, we have no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to us on favorable terms, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This is not a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, our management re-evaluates its estimates and judgments. We believe the following policies require the most significant judgment and estimates used in the preparation of the consolidated financial statements.

Revenue recognition. The sales price of DERMABOND adhesive and NEXABAND adhesives is ultimately determined by the sales price of the product to the ultimate customer. For these products, we recognize revenue at an agreed-upon amount per unit at the time these products are shipped. Our marketing partners subsequently provide a summary of their quarterly sales, and at that time, we recognize additional revenue in an amount derived from the difference between the previously recognized amount at shipment and the average sales price received by the marketing partners. In addition, we recognize royalty revenue for DERMABOND adhesive. Revenues from our other products are recognized upon shipment which is when title is transferred. Advance payments received by us that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods.

Non-refundable fees received upon the execution of marketing and distribution agreements for which Closure has an ongoing commitment to provide product are deferred and recognized ratably over the period of the related agreement pursuant to SEC Staff Accounting Bulletin No. 101. Under these marketing and distribution agreements, we may receive additional milestone payments after the execution of the contract. Because these payments are based on events or achievements that may be outside of our control, we are unable to reasonably estimate the amount of revenue, if any, that we might receive in the future under our agreements. However, potential payments under existing contracts could total $2.7 million over the next two years assuming that all criteria are achieved. The revenue related to these payments would be deferred and recognized ratably over the remaining period of the related agreement, which could extend as far out as 2011 for certain agreements.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Closure evaluates its inventory for obsolescence on an ongoing basis.

Income taxes. Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded when based on available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized. On a quarterly basis, we consider all positive and negative evidence, including our earnings history and existing contracts and partnerships, to determine whether it is more likely than not that certain deferred tax assets will be realized in the future. At December 31, 2002, Closure had $7,254,000 recorded as deferred tax assets, primarily related to net operating loss and tax credit carryforwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 2002, our total portfolio consisted of approximately $17.0 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item concerning directors and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our definitive 2003 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2002. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our definitive 2003 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to our definitive 2003 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to our definitive 2003 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Annual Report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

       None.

(c)    Exhibits.

       The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number          Description
------          -----------

 3.1            Restated Certificate of Incorporation (Exhibit 3.1)(1)
 3.2            Amendment to Restated Certificate of Incorporation (Exhibit
                3.2)(2)
 3.3            By-Laws (Exhibit 3.2)(1)
 10.1+ Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.8)(1)
 10.2++ Amended and Restated 1996 Equity Compensation Plan of the Company (Exhibit 10.1)(8)
 10.3++         Employment Agreement, dated as of May 31, 1996, between Robert
                V. Toni and the Company (Exhibit 10.10)(1)
 10.4++         Employment Agreement, dated as of May 31, 1996, between Jeffrey
                G. Clark and the Company (Exhibit 10.12)(1)
 10.5++         Employment Agreement, dated as of May 31, 1996, between Joe B.
                Barefoot and the Company (Exhibit 10.13)(1)

Exhibit
Number          Description
------          -----------

10.7 Registration Rights Agreement, dated as of May 31, 1996, between Caratec, L.L.C. and the Company (Exhibit 10.15)(1)
10.8 Registration Rights Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot and the Company (Exhibit 10.16)(1)
10.9 Contribution and Exchange Agreement, dated as of May 31, 1996, among Cacoosing Partners, L.P., OMI Partners, L.P., Triangle Partners, L.P., F. William Schmidt, Rolf D. Schmidt, Caratec, L.L.C., Robert V. Toni, Jeffrey G. Clark, Joe B. Barefoot, Jeffery C. Basham, Jeffrey C. Leung, Anthony V. Seaber and the Company (Exhibit 10.17)(1)
10.10 Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.19)(2)
10.12 Loan Agreement, dated November 14, 1997, between NationsBank, N.A. and the Company (Exhibit 10.15)(4)
10.13 Promissory Note, dated November 14, 1997, issued by the Company to NationsBank, N.A. (Exhibit 10.16)(4)
10.14 Security Agreement dated November 14, 1997, between the Company and NationsBank, N.A. (Exhibit 10.17)(4)
10.15 Pledge Agreement, dated November 14, 1997, between the Company and NationsBank N.A. (Exhibit 10.18)(4)
10.16++         Employment Agreement, dated as of June 9, 1997, between William
                M. Cotter and the Company (Exhibit 10.19)(4)
10.17++ Employment Agreement, dated as of January 1, 1998, between Anthony J. Sherbondy and the Company (Exhibit 10.20)(4)
10.18++ Employment Agreement, dated as of February 18, 1998, between Dennis D. Burns and the Company (Exhibit 10.21)(4)
10.19 Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.22)(4)
10.21++         1999 Employee Stock Purchase Plan of the Company (Exhibit
                10.1)(5)
10.22++ Employment Agreement, dated as of May 3, 2000, between Benny Ward and the Company (Exhibit 10.22)(9)
10.23+ Distribution, Supply and Development Agreement, dated as of December 21, 2000, between Colgate Oral Pharmaceuticals, Inc. and the Company (Exhibit 10.23)(9)
10.24+ Licensing, Distribution and Supply Agreement between Johnson & Johnson Consumer Products Company and the Company dated as of May 23, 2001 (Exhibit 10.1)(6)
10.25 Amendment, dated September 15, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.25)(10)
10.26 Amendment, dated September 30, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.26)(10)
10.27 Amendment, dated November 6, 2001, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.27)(10)
10.28 Rights Agreement, dated as of July 30, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Exhibit 4)(7)
10.29++         Employment Agreement, dated as of July 9, 2001, between Jerry Y.
                Jonn and the Company (Exhibit 10.29)(10)
10.30++ Amendment to Employment Agreement, dated as of March, 27, 2002, between Robert V. Toni and the Company (Exhibit 10.30)(10)
10.31++ Employment Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.1)(11)

Exhibit
Number          Description
------          -----------

10.32++         Defense Agreement, dated as of August 29, 2002, between Daniel
                A. Pelak and the Company (Exhibit 10.2)(11)
10.33++*        Severance and Release Agreement, dated as of February 18, 2002, between Dennis Burns and the Company
10.34++*        Amended and Restated Employment Agreement, dated as of February
                13, 2003, between Anthony J. Sherbondy and the Company
23.1*           Consent of PricewaterhouseCoopers LLP
24.1*           Power of Attorney (included on signature page to this Annual
                Report)
99.1*           Certification of Chief Executive Officer
99.2*           Certification of Chief Financial Officer

_____________

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

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72953) filed with the Commission on February 25, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.
(6) Filed as an exhibit to the Company's Current Reports on Form 8-K filed June 22, 2001 and November 15, 2001.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed July 30, 2001.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-58456) filed with the Commission on April 6, 2001.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(d)    Financial Statement Schedules.

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 31, 2003                  CLOSURE MEDICAL CORPORATION
                                       By: /s/ Daniel A. Pelak
                                           ----------------------------
                                           Daniel A. Pelak
                                           President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Each person in so signing also makes, constitutes and appoints Daniel A. Pelak, President and Chief Executive Officer of Closure Medical Corporation, and Benny Ward, Vice President of Finance and Chief Financial Officer of Closure Medical Corporation, and each of them acting alone, his true and lawful attorneys-in-fact, with full power of substitution, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

                  Signature                        Capacity                              Date
                  ---------                        --------                              -----
        /s/ Daniel A. Pelak                   President and Chief Executive          March 31, 2003
----------------------------------------      Officer (principal executive
            Daniel A. Pelak                   officer) and Director

        /s/ Benny Ward                        Vice President and Chief Financial     March 31, 2003
----------------------------------------      Officer (principal financial and
            Benny Ward                           accounting officer)

        /s/ Ronald A. Ahrens                  Chairman of the Board of Directors     March 31, 2003
----------------------------------------
            Ronald A. Ahrens

         /s/ Dennis C. Carey                  Director                               March 31, 2003
----------------------------------------
             Dennis C. Carey

         /s/ Richard W. Miller                Director                               March 31, 2003
----------------------------------------
             Richard W. Miller

         /s/ James E. Niedel                  Director                               March 31, 2003
----------------------------------------
             James E. Niedel

        /s/ F. William Schmidt                Director                               March 31, 2003
----------------------------------------
            F. William Schmidt

         /s/ Rolf D. Schmidt                  Director                               March 31, 2003
----------------------------------------
            Rolf D. Schmidt

        /s/ Randy H. Thurman                  Director                               March 31, 2003
 ---------------------------------------
            Randy H. Thurman

                                 CERTIFICATIONS

I, Daniel A. Pelak, certify that:

   1. I have reviewed this Annual Report on Form 10-K of Closure Medical Corporation;

   2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

   3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries*, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   * The reference is only to Closure Medical Corporation, which has no subsidiaries.

   Date: March 31, 2003                 By: /s/ Daniel A. Pelak
                                           --------------------------
                                           Daniel A. Pelak
                                           President and Chief Executive Officer

I, Benny Ward, certify that:

   1. I have reviewed this Annual Report on Form 10-K of Closure Medical Corporation;

   2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

   3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries*, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   * The reference is only to Closure Medical Corporation, which has no subsidiaries.

   Date: March 31, 2003                By: /s/ Benny Ward
                                         ----------------------------------
                                         Benny Ward
                                         Vice President of Finance and Chief
                                         Financial Officer

                           CLOSURE MEDICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Financial Statements:
   Balance Sheets as of December 31, 2001 and 2002                           F-3
   Statements of Operations for the years ended
      December 31, 2000, 2001 and 2002                                       F-4
   Statements of Cash Flows for the years ended
      December 31, 2000, 2001 and 2002                                       F-5
   Statements of Stockholders' Equity for the years ended
      December 31, 2000, 2001 and 2002                                       F-6

   Notes to Financial Statements                                             F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Closure Medical Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and stockholders' equity present fairly, in all material respects, the financial position of Closure Medical Corporation at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company adopted Staff Accounting Bulletin No. 101 in fiscal 2000, which resulted in a change in the method of accounting for revenue from license and product development agreements.


/s/ PricewaterhouseCoopers LLP
------------------------------
Raleigh, North Carolina
February 7, 2003

                        CLOSURE MEDICAL CORPORATION
                               BALANCE SHEETS
                   (In thousands, except per share data)

                                                                              December 31,
                                                                          -------------------
                                                                            2001       2002
                                                                          --------   --------
Assets
Cash and cash equivalents                                                 $  2,914   $    666
Short-term investments                                                       8,925     14,060
Accounts receivable                                                          1,985      2,473
Inventories                                                                  1,246      1,184
Prepaid expenses                                                               263        407
Deferred income taxes                                                           --      3,387
                                                                          --------   --------
   Total current assets                                                     15,333     22,177
Furniture, fixtures and equipment, net                                       6,181      5,388
Intangible assets, net                                                       2,707      2,999
Long-term investments                                                        1,119      2,316
Deferred income taxes                                                           --      3,867
                                                                          --------   --------
   Total assets                                                           $ 25,340   $ 36,747
                                                                          ========   ========

Liabilities and Stockholders' Equity
Accounts payable                                                          $  1,206   $  1,236
Accrued expenses                                                             2,355      2,648
Deferred revenue                                                             1,182      1,478
Capital lease obligations                                                      333         --
Debt obligations                                                               936         --
                                                                          --------   --------
   Total current liabilities                                                 6,012      5,362
Other accrued liabilities                                                      100        399
Deferred revenue                                                             1,981      1,460
Long-term debt                                                                  --        336
                                                                          --------   --------
   Total liabilities                                                         8,093      7,557
                                                                          --------   --------

Commitments and contingencies (See notes 9, 10 and 11)                          --         --

Preferred stock, $0.01 par value.  Authorized 2,000 shares; none issued
   or outstanding                                                               --         --
Common stock, $0.01 par value.  Authorized 35,000 shares; issued and
   outstanding 13,508 and 13,549 shares, respectively                          135        135
Additional paid-in capital                                                  48,521     50,341
Accumulated deficit                                                        (31,409)   (21,286)
                                                                          --------   --------
   Total stockholders' equity                                               17,247     29,190
                                                                          --------   --------
   Total liabilities and stockholders' equity                             $ 25,340   $ 36,747
                                                                          ========   ========

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                             Years Ended December 31,
                                                                           ---------------------------
                                                                             2000      2001      2002
                                                                           -------   -------   -------
Product sales                                                              $13,076   $18,405   $22,711
License and product development revenues                                       625       768     1,020
                                                                           -------   -------   -------
   Total revenues                                                           13,701    19,173    23,731
Cost of products sold                                                        3,841     5,450     6,496
                                                                           -------   -------   -------
   Gross profit                                                              9,860    13,723    17,235
                                                                           -------   -------   -------
Research, development and regulatory affairs expenses                        5,853     5,622     6,436
General and administrative expenses                                          5,400     5,504     6,855
Special charge- voluntary packaging recall (See note 4)                         --       430        --
                                                                           -------   -------   -------
   Total operating expenses                                                 11,253    11,556    13,291
                                                                           -------   -------   -------
Income (loss) from operations                                               (1,393)    2,167     3,944
Interest expense                                                              (250)     (205)      (45)
Interest income                                                                731       593       360
                                                                           -------   -------   -------
Income (loss) before taxes                                                    (912)    2,555     4,259
Provision (benefit) for income taxes                                            --        21    (5,864)
                                                                           -------   -------   -------
Income (loss) before cumulative effect of accounting change                   (912)    2,534    10,123
Cumulative effect of accounting change (See note 3)                         (2,656)       --        --
                                                                           -------   -------   -------
Net income (loss)                                                          $(3,568)  $ 2,534   $10,123
                                                                           =======   =======   =======

Shares used in computation of net income (loss) per common share:
   Basic                                                                    13,390    13,468    13,535
                                                                           =======   =======   =======
   Diluted                                                                  13,390    13,852    13,783
                                                                           =======   =======   =======

Cumulative effect of accounting change:
   Basic                                                                   $ (0.20)  $    --   $    --
                                                                           =======   =======   =======
   Diluted                                                                 $ (0.20)  $    --   $    --
                                                                           =======   =======   =======

Net income (loss) per common share:
   Basic                                                                   $ (0.27)  $  0.19   $  0.75
                                                                           =======   =======   =======
   Diluted                                                                 $ (0.27)  $  0.18   $  0.73
                                                                           =======   =======   =======

Pro forma amounts assuming the change in accounting principle is applied retroactively (See note 3):

Net income (loss)                                                          $  (912)
                                                                           =======
Net income (loss) per common share:
   Basic                                                                   $ (0.07)
                                                                           =======
   Diluted                                                                 $ (0.07)
                                                                           =======

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Years Ended December 31,
                                                         ------------------------------
                                                           2000       2001       2002
                                                         -------    -------    --------
Cash flows from operating activities:
Net income (loss)                                        $(3,568)   $ 2,534    $ 10,123
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Cumulative effect of accounting change (See note 3)        2,656         --          --
Depreciation and amortization expense                        961      1,027       1,294
Amortization of deferred compensation on stock options        73         --          --
Loss on disposals of fixed assets                            244         58         125
Loss on disposals of intangible assets                        60        135         340
Change in accounts receivable                               (590)      (663)       (488)
Change in inventories                                         (5)      (650)         62
Change in prepaid expenses                                    18         45        (144)
Change in accounts payable and accrued expenses              781        976         622
Change in deferred revenue                                  (198)      (243)       (225)
Change in deferred taxes                                      --         --      (7,254)
Tax benefits associated with stock options                    --         --       1,258
                                                         -------    -------    --------
Net cash provided by operating activities                    432      3,219       5,713
                                                         -------    -------    --------

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment              (437)      (623)       (510)
Investment in intangible assets                             (661)    (1,404)       (748)
Purchases of investments                                  (6,877)    (7,497)    (10,734)
Proceeds from the sale of investments                      8,533      7,903       4,402
                                                         -------    -------    --------
Net cash provided (used) by investing activities             558     (1,621)     (7,590)
                                                         -------    -------    --------

Cash flows from financing activities:
Repayment of debt                                           (613)      (551)       (600)
Net proceeds from sale of common stock                       777        806         562
Payments under capital lease obligations                    (280)      (321)       (333)
                                                         -------    -------    --------
Net cash used by financing activities                       (116)       (66)       (371)
                                                         -------    -------    --------
Increase (decrease) in cash and cash equivalents             874      1,532      (2,248)
Cash and cash equivalents, beginning of year                 508      1,382       2,914
                                                         -------    -------    --------
Cash and cash equivalents, end of year                   $ 1,382    $ 2,914    $    666
                                                         =======    =======    ========

Supplemental cash flow information:

Cash payments for interest during 2000, 2001 and 2002 were approximately $260, $151 and $45, respectively. Cash payments for income taxes were $0, $17 and $80 during 2000, 2001 and 2002, respectively.

   The accompanying notes are an integral part of these financial statements.

                           CLOSURE MEDICAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 2001 and 2002
                                 (In thousands)

                                                                                  Deferred
                                     Common Stock     Additional                Compensation       Total
                                    ---------------     Paid-in    Accumulated    on Stock     Stockholders'
                                    Shares   Amount     Capital      Deficit       Options        Equity
                                    ------   ------   ----------   -----------  ------------   -------------
Balance at December 31, 1999        13,347    $133      $46,940      $(30,375)      $(73)         $16,625
Amortization of deferred compen-
   sation on stock options              --      --           --            --         73               73
Exercise of stock options, 401(k)
   match and sale of common
   stock under ESPP                     81       1          776            --         --              777
Net loss                                --      --           --        (3,568)        --           (3,568)
                                    ------    ----      -------      --------       ----          -------
Balance at December 31, 2000        13,428     134       47,716       (33,943)        --           13,907
Exercise of stock options, 401(k)
   match and sale of common
   stock under ESPP                     80       1          805            --         --              806
Net income                              --      --           --         2,534         --            2,534
                                    ------    ----      -------      --------       ----          -------
Balance at December 31, 2001        13,508     135       48,521       (31,409)        --           17,247
Exercise of stock options, 401(k)
   match and sale of common
   stock under ESPP                     41      --          562            --         --              562
Income tax benefits from stock
   option exercises                                       1,258                                     1,258
Net income                              --      --           --        10,123         --           10,123
                                    ------    ----      -------      --------       ----          -------
Balance at December 31, 2002        13,549    $135      $50,341      $(21,286)      $ --          $29,190
                                    ======    ====      =======      ========       ====          =======

   The accompanying notes are an integral part of these financial statements.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

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

     On January 29, 2001, the Company received FDA clearance to market BAND-AID(R) Brand Liquid Bandage ("Liquid Bandage"), which is the first and only cyanoacrylate medical device approved by the FDA for the over-the-counter ("OTC") adhesive bandage market. In May 2001, the Company entered into an agreement providing Johnson & Johnson Consumer Products Company ("CPC") with worldwide supply, distribution and development rights to Liquid Bandage technology. The agreement includes rights to Closure's Liquid Bandage and certain future OTC products, except for SOOTHE-N-SEAL(R) canker sore relief ("SOOTHE-N-SEAL(R) adhesive").

     The Company entered into an agreement in December 2000 providing Colgate Oral Pharmaceuticals, Inc. ("Colgate"), a subsidiary of Colgate-Palmolive Company, with supply, distribution and development rights to the Company's SOOTHE-N-SEAL(R) adhesive technology for the treatment of canker sores of the mouth. The Company received FDA clearance to market SOOTHE-N-SEAL(R) adhesive in September 1999. SOOTHE-N-SEAL(R) adhesive was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market.

     In July 2001, the Company entered into an agreement providing Abbott Laboratories, Inc. ("Abbott") with worldwide supply, distribution and development rights to the NEXABAND(R) product line. The NEXABAND(R) adhesive line consists of two products used in veterinary wound closure and wound care. The adhesives are used in cat declaw procedures as well as spay and neuter procedures. Currently, Abbott is distributing the NEXABAND(R) adhesive line in North America, Australia, Switzerland and the United Kingdom.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

     Investments

     Short-term investments consist primarily of short-term money market funds, commercial paper and corporate bonds having maturities as of the purchase date greater than three months but less than or equal to one year. Long-term investments have maturities greater than one year. All investments have been classified as available-for-sale securities. The fair market value, based on quoted market prices, of all investments approximates amortized cost. Investments are made in accordance with the Company's Investment Policy as established by the Board of Directors.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates its inventory for obsolescence on an ongoing basis.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

     Impairment of Long-Lived Assets

     Effective January 1, 2002, the Company evaluates the net realizable value of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. SFAS 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was superceded by SFAS 144. There were no impairments of long-lived assets recorded in 2000, 2001 or 2002.

     Revenue Recognition

     The sales price of DERMABOND adhesive and NEXABAND adhesives is ultimately determined by the sales price of the product to the ultimate customer. For these products, the Company recognizes revenue at an agreed-upon amount per unit at the time these products are shipped. The Company's marketing partners subsequently provide a summary of their sales on a quarterly basis, and at that time, additional revenue is recognized in an amount derived from the difference between the previously recognized amount at shipment and the average sales price received by the marketing partners. In addition, the Company recognizes royalty revenue for DERMABOND adhesive. Revenues from other products are recognized upon shipment which is when title is transferred. Advance payments received by the Company that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods.

     During fiscal 2000, 2001 and 2002, one customer accounted for 90%, 83% and 94% of total product sales, respectively. One customer accounted for 65% and 98% of trade accounts receivable at December 31, 2001 and 2002, respectively. Each of the Company's marketing partners are based in the United States, and accordingly, less than one percent of the Company's revenues during 2000, 2001 and 2002 were from outside of North America. However, the majority of the Company's products are marketed on a global basis by its marketing partners.

     Research and Development Expenses

     Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers. The Company has arrangements with certain marketing partners in which it shares certain research, development and regulatory affairs expenses related to approved projects. During 2002, 2001 and 2000 the Company was reimbursed $905,000, $576,000 and $355,000, respectively, in accordance with these cost sharing arrangements.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     Income Taxes

     Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded when based on available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized.

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

     Related Parties

     On January 1, 1998, the Company entered into an agreement with Innocoll GmbH, of Saal-Donau, Germany, which provided for fees to be paid to Innocoll of $180,000 per year for five years. During 2001 and 2002, $135,000 and $225,000, respectively, were paid to Innocoll and $45,000 was included in accrued expenses at December 31, 2002. Innocoll acted as Closure's authorized representative in Europe under the Medical Device Directive and provided alternative manufacturing space if needed. Two members of the Company's Board of Directors own 99% of the equity of Innocoll. This agreement expired at December 31, 2002 and was not renewed.

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at December 31, 2001 and 2002 approximated their fair value due to the short-term nature of these items.

     The fair value of the Company's investments at December 31, 2001 and 2002 approximated their carrying values as these investments were primarily in short-term interest-bearing investment-grade securities.

     The carrying value of the Company's notes payable and capital lease obligations at December 31, 2001 and the notes payable at December 31, 2002 approximated their fair value as the interest rates on these obligations approximated rates available in the financial market at such dates.

     Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation based on the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends Statement No. 123, "Accounting for Stock-Based Compensations" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 18, 2002. The Plan provides that a maximum of 6,000,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by a committee of the Board of Directors (the "Committee"). Grants under the Plan may consist of (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "nonqualified stock options" ("NQSOs") that are not intended to so qualify. Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not exceed five years from the date of grant. Options outstanding at December 31, 2000, 2001 and 2002 generally vest within three to five years.

     During 2000, 2001 and 2002, the Company recognized approximately $73,000, $0 and $0, respectively, of compensation expense related to the Plan. Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the Plan and in the year of purchase for benefits received under the ESPP, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                       2000        2001       2002
                                                    --------    --------    --------
     Net income (loss)-as reported                  $ (3,568)   $  2,534    $ 10,123
     Add: Compensation expense recognized                 73          --          --
     Less: Pro forma adjustment for stock-based
        compensation                                  (8,623)    (10,628)    (10,829)
                                                    --------    --------    --------
     Net loss-pro forma                             $(12,118)   $ (8,094)   $   (706)
                                                    ========    ========    ========

     Basic net income (loss) per common share:
       As reported                                  $  (0.27)   $   0.19    $   0.75
       Effect of pro forma adjustment                  (0.64)      (0.79)      (0.80)
                                                    --------    --------    --------
       Pro forma                                    $  (0.91)   $  (0.60)   $  (0.05)
                                                    ========    ========    ========

     Diluted net income (loss) per common share:
       As reported                                  $  (0.27)   $   0.18    $   0.73
       Effect of pro forma adjustment                  (0.64)      (0.78)      (0.79)
                                                    --------    --------    --------
       Pro forma                                    $  (0.91)   $  (0.60)   $  (0.06)
                                                    ========    ========    ========

     The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

                                       2000       2001       2002
                                     -------    -------    -------
     Average expected life (years)       7.4        7.0        7.4
     Average interest rate           5.3-6.7%   4.4-5.3%   3.7-5.4%
     Volatility                         84.0%      84.3%      80.8%
     Dividend yield                      0.0%       0.0%       0.0%

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     Segment Reporting

     The Company has determined that it did not have any separately reportable operating segments as of December 31, 2002.

     Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 as of January 1, 2003 and does not expect that it will have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 as of January 1, 2003 and does not expect that it will have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company will adopt FIN 45 as of January 1, 2003 and does not expect that it will have a material impact on the Company's financial position or results of operations.

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

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

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

4.   SPECIAL CHARGE

     In November 2001, the Company initiated a voluntary recall of DERMABOND adhesive due to concern that the packaging seals of three production lots may have been compromised and the product sterility could not be assured. Distribution of the recalled lots was limited to the United States. The related costs, approximately $430,000, consisted primarily of costs to notify customers, cost of replacement product and shipping expenses.

5.   INVENTORIES

     Inventories included the following (in thousands):

                                                                 December 31,
                                                               ---------------
                                                                 2001     2002
                                                               ------   ------
     Packaging                                                 $  451   $  433
     Raw materials                                                 61      171
     Work-in-process                                              309      372
     Finished goods                                               425      208
                                                               ------   ------
                                                               $1,246   $1,184
                                                               ======   ======

6.   FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment included the following (in thousands):

                                                   December 31,
                                                -----------------    Estimated
                                                  2001      2002    Useful Lives
                                                -------   -------   ------------
     Furniture and computers                    $ 1,248   $ 1,336    3-10 years
     Machinery and equipment                      5,161     5,765    5-10 years
     Leasehold improvements                       2,955     3,096      10 years
     Construction-in-progress                       537        83
                                                -------   -------
                                                  9,901    10,280
     Accumulated depreciation                    (3,720)   (4,892)
                                                -------   -------
                                                $ 6,181   $ 5,388
                                                =======   =======

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

7.   INTANGIBLE ASSETS

     Intangible assets included the following (in thousands):

                                                 December 31,
                                                ---------------    Estimated
                                                  2001     2002   Useful Lives
                                                ------   ------   ------------
     Trademarks                                 $   57   $   57       5 years
     Patents:
        Approved                                   505    1,092    5-17 years
        Unapproved                               1,827    1,648         *
     License                                       550      550      15 years
     Other                                         197      197       5 years
                                                ------   ------
                                                 3,136    3,544
     Accumulated amortization                     (429)    (545)
                                                ------   ------
                                                $2,707   $2,999
                                                ======   ======

     * Patents are not amortized until approved.

8.   ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                                                  December 31,
                                                                ---------------
                                                                 2001     2002
                                                                ------   ------
     Accrued payroll and benefits                               $1,436   $1,654
     Voluntary packaging recall                                    430       --
     CEO transition costs                                           --      328
     Other                                                         489      666
                                                                ------   ------
                                                                $2,355   $2,648
                                                                ======   ======

     In September 2002, the Company recorded a charge of approximately $800,000 related to the transition of the CEO position. The charge included approximately $600,000 related to transition services provided by the Company's former CEO and his entering into a non-competition agreement, which will paid to the former CEO over a three year period. The remainder primarily related to taxes and benefits on the transition services and recruitment costs associated with the selection of a new CEO. At December 31, 2002, $328,000 was included in short term accrued expenses and $399,000 remained in long-term other accrued liabilities.

9.   DEBT AND RELATED ACCRUED INTEREST

     In May 2002, the Company's equipment term loan and line of credit matured and the outstanding balance of approximately $690,000 was refinanced as a borrowing within its $3.0 million line of credit, which was simultaneously renewed for a two-year period. Borrowings under this agreement bear interest based on the 30-day LIBOR rate. The interest rate was approximately 3.9% at December 31, 2002. The agreement is secured by certain trade accounts receivable, inventory and equipment. At December 31, 2002, the outstanding balance was $336,000 and $2,664,000 remained available for future borrowings.

     The renewed agreement contains certain restrictive covenants including, but not limited to, the maintenance of certain levels of unencumbered liquid assets and a minimum tangible net worth requirement of which the Company was in compliance with at December 31, 2002. The outstanding balance on the line of credit is classified as long-term debt as the agreement does not require principal payments within the next 12 months. Although the Company's current payment pattern will allow for extinguishment of debt by June 30, 2003, it is not required to pay all outstanding principal plus accrued and unpaid interest until maturity at May 31, 2004.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

10.  LEASES

     The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2007. Rent expense related to operating leases was approximately $559,000, $569,000 and $572,000 for 2000, 2001 and 2002, respectively.

     The Company leased equipment under capital leases with original lease terms of four to five years. At December 31, 2001, the balance was $333,000, which was classified as a current liability. Upon expiration of the leases in 2002, the Company purchased the equipment for $114,000 approximating the fair market value.

     Future minimum lease payments under noncancellable operating leases, primarily for facilities rental, with initial terms of one year or more are as follows at December 31, 2002 (in thousands):

                                                                       Operating
                                                                         Leases
                                                                       ---------
     2003                                                                $  580
     2004                                                                   538
     2005                                                                   534
     2006                                                                   544
     2007                                                                   322
     Thereafter                                                              --
                                                                         ------
     Total minimum lease payments                                        $2,518
                                                                         ======

11.  MAJOR CUSTOMERS

     In 1996, the Company entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. Upon execution of the agreement, Ethicon paid Closure $4,500,000, which represented a $3,500,000 non-refundable licensing fee and a $1,000,000 payment that has been and will continue to be offset against either future product purchases or royalties to be paid by Ethicon on product sales (as described below). At December 31, 2002, $170,000 of the $1,000,000 payment remained classified as deferred revenue on the Company's balance sheet to offset future product purchases. In 1996, Ethicon advanced Closure an additional $1,000,000 payment related to the achievement of a milestone pursuant to the agreement, which was fully credited against royalties owed by Ethicon from 1998 through 2000.

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

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

11.  MAJOR CUSTOMERS--Continued

     In May 2001, the Company entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID(R) Brand Liquid Bandage technology. Included in the agreement are rights to certain future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL(R) adhesive technology. The agreement requires CPC to purchase annual minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party notifies the other at least six months prior of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and certain milestones achieved by Closure, CPC made payments to the Company in recognition of its previous research and development expenditures. These payments have been deferred and are being recognized ratably over the life of the agreement. In accordance with the agreement, the Company may receive future milestone payments, based on achievement of certain criteria.

     In December 2000, the Company entered into an exclusive worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL(R) adhesive with Colgate. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL(R) adhesive and future oral care products, based upon the Company's proprietary cyanoacrylate technology, to both professional and consumer markets. Upon execution of the agreement, Colgate paid Closure a license fee in consideration for all right, title and interest in the SOOTHE-N-SEAL(R) adhesive trademark. These payments were deferred and are being recognized ratably over the life of the agreement. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed by agreement of both parties for additional periods. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

     In July 2001, the Company entered into an agreement providing Abbott with exclusive worldwide, supply, distribution and development rights to its veterinary NEXABAND(R) product line. This agreement also grants Abbott rights to future veterinary products based on the Company's cyanoacrylate technology and co-developed through the collaboration of the parties. The agreement requires Abbott to purchase a minimum dollar amount of product during each contract year. At the end of the contract term, the agreement may be renewed for additional periods with the consent of both parties. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

     The Company entered into an agreement with Johnson and Johnson Wound Management ("J&J"), a division of Ethicon, in November 2001, which provides J&J with worldwide supply, distribution and development rights to its professional wound management platform, including the Company's liquid occlusive dressing for partial thickness wounds which is currently in development. The agreement is in the form of an amendment to the terms of the Company's existing licensing and development agreement with Ethicon. Upon execution of the agreement, J&J paid Closure a non-refundable fee in consideration of rights under the agreement which was deferred and is being recognized ratably over the period of the agreement. The Company may receive future milestone payments based on achievement of certain criteria which will be deferred and recognized ratably over the period of the agreement. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

12.  INCOME TAXES

     Significant components of the Company's income tax expense (benefit) for the years ended December 31, 2000, 2001 and 2002 were as follows (in thousands):

                                       December 31,
                                   ---------------------
                                   2000   2001    2002
                                   ----   ----   -------
     Current
        Federal                     $--    $21   $   (21)
        State                        --     --       154
     Deferred
        Federal                      --     --    (5,517)
        State                        --     --      (480)

                                    ---    ---   -------
     Total tax expense (benefit)    $--    $21   $(5,864)
                                    ===    ===   =======

     Income taxes computed at the statutory federal income tax rate of 34% were reconciled to the provision for income taxes for the years ended December 31, 2000, 2001 and 2002 as follows (in thousands):

                                                            December 31,
                                                    ---------------------------
                                                     2000       2001      2002
                                                    -------    -----    -------
     U.S. federal tax (benefit) at statutory rate   $(1,213)   $ 868    $ 1,448
     State taxes (net of federal benefit)              (171)     123        204
     Change in valuation allowance                    1,844     (513)    (7,209)
     Deductions related to stock options not
        applicable for financial reporting             (281)    (268)        --
     Tax credits                                       (352)    (360)      (442)
     Other                                              173      150        156
     Alternative minimum taxes                           --       21        (21)
                                                    -------    -----    -------
     Provision for income taxes                     $    --    $  21    $(5,864)
                                                    =======    =====    =======

     Deferred tax assets were comprised of the following (in thousands):

                                                               December 31,
                                                             ----------------
                                                               2001     2002
                                                             -------   ------
     Net operating loss carryforwards                        $ 6,672   $5,276
     Tax credit carryforwards:
        Federal research and development credits               1,597    1,987
        State credits                                            272      324
     Temporary differences:
        Accruals, reserves and other                             321      398
        Deferred revenue                                       1,072      860
        Fixed assets and depreciation                           (189)    (168)
        Intangible assets and amortization                      (856)    (953)
                                                             -------   ------
                                                               8,889    7,724
     Valuation allowance                                      (8,889)    (470)
                                                             -------   ------
     Net deferred tax asset                                  $    --   $7,254
                                                             =======   ======

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

12.  INCOME TAXES--Continued

     At December 31, 2002, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $13,200,000 which expire beginning in the year 2012. The Company also has federal research and development tax credit carryforwards of approximately $1,987,000 which will begin to expire in the year 2011 and state tax credits of approximately $324,000 which begin to expire in 2003. The federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The majority of the Company's state tax credit carryforwards may be designated for use against either the franchise or state income tax. To conform to the current year presentation, state tax credit carryforwards and related valuation allowances existing in prior years have been reclassified.

     Prior to 2002, no deferred provision or benefit for income taxes was recorded because the Company was in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2002, the Company re-evaluated the amount of valuation allowance required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets to an amount that it believes is more likely than not of being realized based on the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 2002, the valuation allowance primarily reflected uncertainties involving the realization of state tax credits and loss carryforwards. The valuation allowance was reduced by $8,419,000 during 2002, including $1,210,000 related to net operating losses generated by the exercise of stock options prior to December 31, 2001. This portion of the reduction in the valuation allowance, along with $48,000 in similar tax benefits from stock option exercises during 2002, was credited to additional paid-in-capital.

13.  EMPLOYEE BENEFIT PLANS

     The following table summarizes stock option activity under the Plan:

                                                             Weighted-   Weighted-
                                                              Average     Average
                                                               Price       Fair
                                                  Shares     Per Share     Value
                                                 ---------   ---------   ---------
     Options outstanding at December 31, 1999    2,131,350    $20.19

     Granted                                       930,699     20.29      $16.23
     Exercised                                     (57,510)     8.42          --
     Canceled                                      (69,120)    21.23          --
                                                 ---------    ------
     Options outstanding at December 31, 2000    2,935,419     20.43

     Granted                                       308,200     20.07       15.62
     Exercised                                     (53,165)    10.10          --
     Canceled                                      (51,400)    24.46          --
                                                 ---------    ------
     Options outstanding at December 31, 2001    3,139,054     20.51

     Granted                                     1,003,650     17.37       13.43
     Exercised                                      (9,975)     6.64          --
     Canceled                                     (170,650)    19.80          --
                                                 ---------    ------
     Options outstanding at December 31, 2002    3,962,079    $19.78
                                                 =========

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

13.  EMPLOYEE BENEFIT PLANS--Continued

     The following table summarizes information about stock options at December 31, 2002:

                                        Options Outstanding                  Options Exercisable
                      -----------------------------------------------   ----------------------------
                                                         Weighted-
                                        Weighted-         Average                        Weighted-
        Range of         Number        Average           Remaining         Number         Average
     Exercise Price   Outstanding   Exercise Price   Contractual Life   Exercisable   Exercise Price
     --------------   -----------   --------------   ----------------   -----------   --------------
     $ 5.00-$14.56        721,924       $10.56              5.57           530,404         $ 9.31
     $14.75-$24.75      2,503,145        19.35              7.89         1,177,679          20.58
     $25.25-$29.81        535,003        29.25              5.99           375,856          29.24
     $30.63-$35.00        202,007        32.90              6.53           149,957          32.71
                        ---------                                        ---------
     Total              3,962,079                                        2,233,896
                        =========                                        =========

     Options available for grant at December 31, 2002 totaled 1,751,787.

     Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the "ESPP") to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for issuance under the ESPP. Under the ESPP, employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 2001 and 2002, 23,744 and 26,578 shares were issued under the ESPP, respectively. At December 31, 2002, 1,428,181 shares were available for issuance.

     The Company maintains a 401(k) Retirement Plan and Trust (the "401(k) Plan") available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations. Effective January 1, 1997, the 401(k) Plan was amended to make one-half of the matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company. Effective January 1, 2000, the Company amended the 401(k) Plan in order to change the contribution of the stock match to a quarterly basis instead of an annual basis. Shares are issued based on the closing stock price of the Common Stock at the end of each fiscal quarter, with fractional share amounts carried over to subsequent quarters. At December 31, 2001 and 2002, the 401(k) Plan had a receivable from the Company of 592 and 1,447 shares, respectively, based on a closing stock price of $23.36 and $10.48, respectively. Employer cash match amounts contributed to the 401(k) Plan during 2001 and 2002 were approximately $68,000 and $73,000, respectively.

Closure Medical Corporation
Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements
--------------------------------------------------------------------------------

14.  QUARTERLY FINANCIAL DATA - UNAUDITED

     The following tables provide quarterly data for fiscal years ended December 31, 2001 and 2002.

                                                    Fiscal 2001 Quarters Ended
                                              (In thousands, except per share data)
                                             ---------------------------------------
                                             March 31   June 30   Sept. 30   Dec. 31
                                             --------   -------   --------   -------

     Revenues                                 $ 3,917   $ 4,408    $ 4,873   $ 5,975
     Cost of products sold                     (1,167)   (1,166)    (1,466)   (1,652)
                                              -------   -------    -------   -------
     Gross profit                               2,750     3,242      3,407     4,323
     Research, development and  regulatory
        affairs expenses                        1,280     1,455      1,443     1,444
     General and administrative
        expenses                                1,328     1,435      1,356     1,384
     Special charge- voluntary  packaging
        recall                                     --        --         --       430
                                              -------   -------    -------   -------
     Income from continuing operations            142       352        608     1,065
     Interest income, net                         127        99         87        75
     Provision for income taxes                    --        10         11        --
                                              -------   -------    -------   -------
     Net income                               $   269   $   441    $   684   $ 1,140
                                              =======   =======    =======   =======
     Basic and diluted net income
        per common share                      $  0.02   $  0.03    $  0.05   $  0.08
                                              =======   =======    =======   =======

                                                    Fiscal 2001 Quarters Ended
                                              (In thousands, except per share data)
                                             ---------------------------------------
                                             March 31   June 30   Sept. 30   Dec. 31
                                             --------   -------   --------   -------
     Revenues                                 $ 5,400   $ 5,657    $ 5,901   $ 6,773
     Cost of products sold                     (1,663)   (1,614)    (1,472)   (1,747)
                                              -------   -------    -------   -------
     Gross profit                               3,737     4,043      4,429     5,026
     Research, development and  regulatory
        affairs expenses                        1,600     1,743      1,574     1,519
     General and administrative
        expenses                                1,338     1,459      2,259     1,799
                                              -------   -------    -------   -------
     Income from continuing operations            799       841        596     1,708
     Interest income, net                          63        81         82        90
     Provision (benefit) for income
        taxes                                      15       (36)        98    (5,941)
                                              -------   -------    -------   -------
     Net income                               $   847   $   958    $   580   $ 7,739
                                              =======   =======    =======   =======
     Net income per common share:
        Basic                                 $  0.06   $  0.07    $  0.04   $  0.57
                                              =======   =======    =======   =======
        Diluted                               $  0.06   $  0.07    $  0.04   $  0.56
                                              =======   =======    =======   =======