Form 10-Q
period 2003-03-31
CLOSURE MEDICAL CORP
filed 2003-05-15
CIK 1016006

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    Form 10-Q

(Mark One)

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       or

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission File Number: 0-28748

                           CLOSURE MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    56-1959623
         ---------                                    ----------
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

         Yes  X                                          No  _______
             ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes  X                                          No  _______
             ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 13, 2003
           -----                                  ---------------------------

Common Stock, par value $0.01 per share                   13,670,555

                           CLOSURE MEDICAL CORPORATION

                                      INDEX

                                                                                                     Page Number
                                                                                                     -----------
PART I:   FINANCIAL INFORMATION

      Item 1.  Condensed Financial Statements

          Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002 ...................         3

          Statements of Operations (unaudited) for the three months ended March 31,
             2003 and 2002 ........................................................................         4

          Statements of Cash Flows (unaudited) for the three months ended March 31,
             2003 and 2002 ........................................................................         5

          Notes to Condensed Financial Statements (unaudited) .....................................         6

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..............................................................         9

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk ..........................        13

      Item 4.  Controls and Procedures ............................................................        13



PART II:  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K ...................................................        14

                          PART I- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                           CLOSURE MEDICAL CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                           MARCH 31,             DECEMBER 31,
                                                                             2003                    2002
                                                                          (unaudited)
                                                                     --------------------   ---------------------
Assets
Cash and cash equivalents                                            $               549    $                666
Short-term investments                                                            15,898                  14,060
Accounts receivable                                                                3,131                   2,473
Inventories                                                                        1,281                   1,184
Prepaid expenses                                                                     370                     407
Deferred income taxes                                                              3,340                   3,387
                                                                     --------------------   ---------------------
   Total current assets                                                           24,569                  22,177
Furniture, fixtures and equipment, net                                             5,361                   5,388
Intangible assets, net                                                             3,029                   2,999
Long-term investments                                                              1,601                   2,316
Deferred income taxes                                                              3,137                   3,867
                                                                     --------------------   ---------------------
   Total assets                                                      $            37,697    $             36,747
                                                                     ====================   =====================

Liabilities and Stockholders' Equity
Accounts payable                                                     $             1,333    $              1,236
Accrued expenses                                                                   1,433                   2,648
Deferred revenue                                                                   1,226                   1,478
                                                                     --------------------   ---------------------
   Total current liabilities                                                       3,992                   5,362
Other accrued liabilities                                                            317                     399
Deferred revenue                                                                   1,363                   1,460
Long-term debt                                                                       186                     336
                                                                     --------------------   ---------------------
   Total liabilities                                                               5,858                   7,557
                                                                     --------------------   ---------------------

Commitments and Contingencies                                                          -                       -

Preferred Stock, $.01 par value.  Authorized 2,000 shares; none
   issued or outstanding                                                               -                       -
Common Stock, $.01 par value.  Authorized 35,000 shares;
   13,636 and 13,549 shares issued and outstanding, respectively                     136                     135
Additional paid-in capital                                                        51,070                  50,341
Accumulated deficit                                                              (19,367)                (21,286)
                                                                     --------------------   ---------------------
   Total stockholders' equity                                                     31,839                  29,190
                                                                     --------------------   ---------------------
   Total liabilities and stockholders' equity                        $            37,697    $             36,747
                                                                     ====================   =====================

         The accompanying notes are an integral part of these condensed financial statements

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands, except per share data)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    2003                2002
                                                               ---------------     --------------
Product sales                                                  $        7,899      $       5,155
License and product development revenues                                  262                245
                                                               ---------------     --------------
     Total revenues                                                     8,161              5,400
Cost of products sold                                                   1,893              1,663
                                                               ---------------     --------------
      Gross profit                                                      6,268              3,737
                                                               ---------------     --------------
Research, development and regulatory affairs expenses                   1,830              1,600
General and administrative expenses                                     1,527              1,338
                                                               ---------------     --------------
      Total operating expenses                                          3,357              2,938
                                                               ---------------     --------------
Income from operations                                                  2,911                799
Interest income, net                                                       78                 63
                                                               ---------------     --------------
Income before income taxes                                              2,989                862
Provision for income taxes                                              1,070                 15
                                                               ---------------     --------------
Net income                                                     $        1,919      $         847
                                                               ===============     ==============

Shares used in computation of net income per common share:

     Basic                                                             13,604             13,520
                                                               ===============     ==============
     Diluted                                                           13,751             13,992
                                                               ===============     ==============

Net income per common share:
     Basic                                                     $         0.14      $        0.06
                                                               ===============     ==============
     Diluted                                                   $         0.14      $        0.06
                                                               ===============     ==============

         The accompanying notes are an integral part of these condensed financial statements.

                           CLOSURE MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   2003                  2002
                                                                             -----------------     ------------------
Cash flows from operating activities:
Net income                                                                   $          1,919      $             847
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization expense                                                     292                    277
Loss on abandonment of patents                                                            100                     30
Change in accounts receivable                                                            (658)                  (556)
Change in inventories                                                                     (97)                   182
Change in prepaid expenses                                                                 37                     44
Change in accounts payable and accrued expenses                                        (1,200)                (1,232)
Change in deferred revenue                                                               (349)                   706
Change in deferred taxes                                                                  777                      -
Tax benefits associated with stock options                                                217                      -
                                                                             -----------------     ------------------
Net cash provided by operating activities                                               1,038                    298
                                                                             -----------------     ------------------

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment                                           (236)                  (461)
Investment in intangible assets                                                          (159)                  (132)
Purchases of investments                                                               (4,294)                (1,593)
Proceeds from the sale of investments                                                   3,171                  1,522
                                                                             -----------------     ------------------
Net cash used by investing activities                                                  (1,518)                  (664)
                                                                             -----------------     ------------------

Cash flows from financing activities:
Repayment of debt                                                                        (150)                  (149)
Net proceeds from sale of common stock                                                    513                    334
Payments under capital lease obligations                                                    -                    (89)
                                                                             -----------------     ------------------
Net cash provided by financing activities                                                 363                     96
                                                                             -----------------     ------------------
Decrease in cash and cash equivalents                                                    (117)                  (270)
Cash and cash equivalents at beginning of period                                          666                  2,914
                                                                             -----------------     ------------------
Cash and cash equivalents at end of period                                   $            549      $           2,644
                                                                             =================     ==================

         The accompanying notes are an integral part of these condensed financial Statements.

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)

1.  Organization

Closure Medical Corporation (the "Company" or "Closure") develops, manufactures and commercializes medical adhesive products based on its proprietary medical grade cyanoacrylate technology. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

2.  Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Reclassifications
Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company adopted FIN 45 as of January 1, 2003 which did not and is not expected to have a material impact on the Company's financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement but does not expect that it will have a material impact on the Company's financial position or results of operations.

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148.

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the Company's Equity Compensation Plan and in the period of purchase for benefits received under the Employee Stock Purchase Plan, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                    Three Months ended
                                                         March 31,
                                               ---------------------------
                                                   2003            2002
                                               ------------    -----------
Net income -as reported                        $    1,919      $     847
Less: Pro forma adjustment for stock-
  based compensation                               (1,228)        (4,467)
                                               ------------    -----------
Net income (loss) -pro forma                   $      691      $  (3,620)
                                               ============    ===========

Basic net income (loss) per common share:
  As reported                                  $     0.14      $    0.06
  Effect of pro forma adjustment                    (0.09)         (0.27)
                                               ------------    -----------
  Pro forma                                    $     0.05      $   (0.21)
                                               ============    ===========

Diluted net income (loss) per common share:
  As reported                                  $     0.14      $    0.06
  Effect of pro forma adjustment                    (0.09)         (0.26)
                                               ------------    -----------
  Pro forma                                    $     0.05      $   (0.20)
                                               ============    ===========

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Closure Medical Corporation
Notes to Condensed Financial Statements
(Unaudited)

3.  Income Taxes

Prior to 2003, the Company's tax provision was limited to alternative minimum taxes and certain state taxes because a full valuation allowance had been provided on all deferred tax assets. During the fourth quarter of 2002, the Company re-evaluated the amount of valuation allowance on its deferred tax assets required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance to an amount that it believes is more likely than not of being realized based on the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. Accordingly, the tax provision for the three months ended March 31, 2003 was $1.1 million and reflects the Company's effective rate.

4.  Inventories

Inventories included the following (in thousands):

                                      March 31,          December 31,
                                        2003                 2002
                                   ----------------     ----------------
Packaging                          $        481         $        433
Raw materials                               114                  171
Work-in-process                             462                  372
Finished goods                              224                  208
                                   ----------------     ----------------
                                   $      1,281         $      1,184
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited, condensed financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on a number of factors concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control. These statements include, among others, the statements in Management's Discussion and Analysis about the following:

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

These and other risks and uncertainties affecting Closure are discussed in greater detail in this report and in other filings by Closure with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have entered into marketing partnerships with third parties that distribute and market our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company; Johnson & Johnson Consumer Products Company; Colgate Oral Pharmaceuticals, Inc.; and Abbott Laboratories, Inc.

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. We are also developing additional new nonabsorbable and internal adhesive products, including our vascular sealant product. These future products require further development and are subject to clinical trials and regulatory clearance or approval before commercialization. At this time, we have decided not to focus our efforts on the liquid occlusive dressing for the professional market and Endobronchial Lung Volume Reduction project. We believe, based upon recent evaluation, that there are other product development opportunities that are more feasible, can be more quickly commercialized and may allow for a greater return on investment.

RESULTS OF OPERATIONS

Revenues. Total revenues for the three months ended March 31, 2003 were $8.2 million compared to $5.4 million for the corresponding period of 2002. The increase primarily relates to increased shipments of DERMABOND adhesive, including the new High Viscosity DERMABOND, which received FDA approval in January 2003. Also contributing to revenue growth was increased order fulfillment for BAND-AID(R) Brand Liquid Bandage in anticipation of the upcoming, higher-usage bandage season.

Cost of products sold. Cost of products sold was $1.9 million for the three months ended March 31, 2003 compared to $1.7 for the 2002 period. Cost of products sold as a percentage of revenues decreased to 23% for the three months ended March 31, 2003 from 31% for the corresponding 2002 period. The decrease in the cost of products sold as a percentage of revenues was primarily the result of higher production volumes and greater efficiency and capacity utilization in the 2003 period. In addition, we experienced cost savings due to an automated filling process, used for all products except DERMABOND, which was not available during the first quarter of 2002. We expect that future gross margins on product sales will continue to fluctuate based on production volumes and the relative proportion of our various products.

Operating Expenses. Operating expenses were $3.4 million for the three months ended March 31, 2003 and $2.9 million for the same period of 2002. Research and development expenses increased by $230,000, or 14%, to support our ongoing projects, including product improvements, line extensions and our vascular sealant clinical study. General and administrative expenses also increased by 14%, primarily due to increases in outside professional services, personnel costs and insurance costs during the 2003 period. As a percentage of total revenues, research and development expenses were 22%, down from 30% while general and administrative expenses were 19%, also down from 25%, for the comparative 2002 period.

Net interest income. Net interest income was $78,000 for the three months ended March 31, 2003, compared to $63,000 for the three months ended March 31, 2002. Interest income for the 2003 period remained relatively flat when compared to the 2002 period. Interest expense declined due to the absence of capital lease obligations during the 2003 period as compared to 2002, as well as the continued reduction of long-term debt, which totaled $186,000 at March 31, 2003.

Provision for income taxes. The provision for income taxes was $1.1 million and $15,000 for the periods ending March 31, 2003 and 2002, respectively. During the 2002 period, the net provision reflected only alternative minimum taxes. Beginning in the 2003 quarter, we began recording fully-taxed earnings at 36%. We are not required to pay federal income taxes until such time as our net operating losses, approximately $10.0 million, and tax credit carryforwards, approximately $2.0 million, are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. At March 31, 2003, we had net working capital of $20.6 million, an increase of $3.8 million from December 31, 2002. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $18.0 million at March 31, 2003.

Closure maintains a $3.0 million line of credit for working capital purposes which contains certain restrictive covenants including, but not limited to, maintenance of certain levels of unencumbered liquid assets and a minimum tangible net worth requirement. The line of credit is secured by certain trade accounts receivable, inventory and equipment. At March 31, 2003, the outstanding balance of $186,000 was classified as long-term debt as the agreement does not require principal payments until maturity at May 31, 2004.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of March 31, 2003. We estimate that capital investments for 2003 will be less than $2.5 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2002, we spent approximately $6.4 million in research, development and regulatory affairs expenses. We anticipate that research and development expenses will continue to increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, costs of supplies, clinical trials, professional fees, facility costs and fees paid to consultants and outside contractors and are expensed as incurred. We are reimbursed for a fixed percentage of research and development expenses related to certain projects approved under cost sharing arrangements with marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. During the first quarter of 2003, we were reimbursed $66,000 in accordance with these cost-sharing arrangements. We cannot estimate the costs of our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2003 compared to $298,000 for the same period in 2002. The increase in cash provided by operations was primarily due to the increase in operating income as well as a decrease in deferred revenue.

Net cash used by investing activities was $1.5 million for the three months ended March 31, 2003 compared to $664,000 during the 2002 period. The increase in net cash used during 2003 primarily related to net purchases of investments using available cash.

Net cash provided by financing activities was $363,000 for the three months ended March 31, 2003 compared to $96,000 for same period in 2002. The increase in net cash provided by financing activities was due to an increase in net proceeds from the exercise of stock options and the issuance of shares under our employee benefit plans during the 2003 period combined with the absence of capital lease payments.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $18.0 million as of March 31, 2003, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2002. For detailed information on our critical accounting policies and estimates, see our Annul Report on Form 10-K for the year ended December 31, 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments as established by the Board of Directors. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At March 31, 2003, our total portfolio consisted of approximately $18.0 million of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                            PART II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             Exhibit 10.1 - Employment Agreement, dated as of March 3, 2003, between James F. Buck and the Company
             Exhibit 99.1 - Certification of Chief Executive Officer
             Exhibit 99.2 - Certification of Chief Financial Officer

        (b)  Reports on Form 8-K.

             A Current Report on Form 8-K was filed on April 22, 2003 for the purpose of furnishing the Company's first quarter 2003 financial results press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CLOSURE MEDICAL CORPORATION

Date: May 15, 2003                 By:  /s/ Daniel A. Pelak
                                      ------------------------
                                      Daniel A. Pelak
                                      President and Chief Executive Officer

Date: May 15, 2003                 By:  /s/ Benny Ward
                                      ------------------------
                                      Benny Ward
                                      Vice President of Finance and Chief
                                      Financial Officer

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     * The reference is only to Closure Medical Corporation, which has no subsidiaries.

     Date: May 15, 2003            By: /s/ Daniel A. Pelak
                                      ------------------------
                                      Daniel A. Pelak
                                      President and Chief Executive Officer

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     7. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     8. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     * The reference is only to Closure Medical Corporation, which has no subsidiaries.

     Date: May 15, 2003            By: /s/ Benny Ward
                                      ------------------------
                                      Benny Ward
                                      Vice President of Finance and Chief
                                      Financial Officer