Form 10-Q
period 2003-06-30
CLOSURE MEDICAL CORP
filed 2003-08-13
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2003
Common Stock, par value $0.01 per share	13,767,853

CLOSURE ME DICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	JUNE 30, 2003 (unaudited)	DECEMBER 31, 2002
Assets
Cash and cash equivalents	$851	$666
Short-term investments	19,021	14,060
Accounts receivable	3,808	2,473
Inventories	1,397	1,184
Prepaid expenses	389	407
Deferred income taxes	3,294	3,387

Total current assets	28,760	22,177
Furniture, fixtures and equipment, net	5,698	5,388
Intangible assets, net	3,059	2,999
Long-term investments	251	2,316
Deferred income taxes	2,524	3,867

Total assets	$40,292	$36,747

Liabilities and Stockholders’ Equity
Accounts payable	$1,500	$1,236
Accrued expenses	1,901	2,648
Deferred revenue	1,300	1,478

Total current liabilities	4,701	5,362
Other accrued liabilities	285	399
Deferred revenue	1,099	1,460
Long-term debt obligations	—	336

Total liabilities	6,085	7,557

Commitments and Contingencies	—	—
Preferred Stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common Stock, $.01 par value. Authorized 35,000 shares; 13,693 and 13,549 shares issued and outstanding, respectively	137	135
Additional paid-in capital	51,766	50,341
Accumulated deficit	(17,696)	(21,286)

Total stockholders’ equity	34,207	29,190

Total liabilities and stockholders’ equity	$40,292	$36,747

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Product sales	$8,217	$5,399	$16,116	$10,554
License and product development revenues	264	258	526	503

Total revenues	8,481	5,657	16,642	11,057
Cost of products sold	2,048	1,614	3,941	3,277

Gross profit	6,433	4,043	12,701	7,780

Research, development and regulatory affairs expenses	2,158	1,743	3,988	3,343
General and administrative expenses	1,693	1,459	3,220	2,797

Total operating expenses	3,851	3,202	7,208	6,140

Income from operations	2,582	841	5,493	1,640
Interest income, net	69	81	147	144

Income before income taxes	2,651	922	5,640	1,784
Provision (benefit) for income taxes	980	(36)	2,050	(21)

Net income	$1,671	$958	$3,590	$1,805

Shares used in computation of net income per common share:
Basic	13,665	13,530	13,635	13,525

Diluted	14,129	13,774	13,819	13,852

Net income per common share - basic and diluted	$0.12	$0.07	$0.26	$0.13

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,590	$1,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	630	570
Loss on disposal of fixed assets	10	—
Loss on abandonment of patents	250	140
Change in accounts receivable	(1,335)	(1,155)
Change in inventories	(213)	417
Change in prepaid expenses	18	(30)
Change in accounts payable and accrued expenses	(597)	(657)
Change in deferred revenue	(539)	386
Change in deferred taxes	1,436	—
Tax benefits associated with stock options	453	—

Net cash provided by operating activities	3,703	1,476

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(888)	(545)
Investment in intangible assets	(372)	(365)
Purchases of investments	(12,944)	(4,908)
Proceeds from the sale of investments	10,048	1,751

Net cash used by investing activities	(4,156)	(4,067)

Cash flows from financing activities:
Repayment of debt	(336)	(300)
Net proceeds from sale of common stock	974	369
Payments under capital lease obligations	—	(191)

Net cash provided (used) by financing activities	638	(122)

Increase (decrease) in cash and cash equivalents	185	(2,713)
Cash and cash equivalents at beginning of period	666	2,914

Cash and cash equivalents at end of period	$851	$201

The accompanying notes are an integral part of these condensed financial statements.

Closure Medical Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Closure Medical Corporation (the “Company” or “Closure”) develops, manufactures and commercializes medical adhesive products based on its proprietary medical grade cyanoacrylate technology. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

2. Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

Closure Medical Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148.

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the Company’s Equity Compensation Plan and in the period of purchase for benefits received under the Employee Stock Purchase Plan, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123 and SFAS 148, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income – as reported	$1,671	$958	$3,590	$1,805
Less: Pro forma adjustment for stock-based compensation expense	(1,438)	(3,482)	(2,682)	(7,970)

Net loss – pro forma	$(233)	$(2,524)	$(908)	$(6,165)

Basic net income (loss) per common share:
As reported	$0.12	$0.07	$0.26	$0.13
Effect of pro forma adjustment	(0.10)	(0.26)	(0.20)	(0.59)

Pro forma	$(0.02)	$(0.19)	$(0.06)	$(0.46)

Diluted net income (loss) per common share:
As reported	$0.12	$0.07	$0.26	$0.13
Effect of pro forma adjustment	(0.10)	(0.25)	(0.19)	(0.58)

Pro forma	$(0.02)	$(0.18)	$(0.07)	$(0.45)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Closure Medical Corporation

Notes to Consolidated Financial Statements

(Unaudited)

3. Income Taxes

Prior to 2003, the Company’s tax provision was limited to alternative minimum taxes and certain state taxes because a full valuation allowance had been provided on all deferred tax assets. During the fourth quarter of 2002, the Company re-evaluated the amount of valuation allowance on its deferred tax assets required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance in order to record the deferred tax asset at an amount that it believes is more likely than not of being realized based on the Company’s assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. With the valuation allowance reduction, the tax provision for the three and six month periods ended June 30, 2003 was $980,000 and $2.1 million, respectively, which reflects the Company’s effective rate for federal and state taxes.

4. Inventories

Inventories included the following (in thousands):

	June 30, 2003	December 31, 2002
Packaging	$718	$433
Raw materials	135	171
Work–in–process	414	372
Finished goods	130	208

	$1,397	$1,184

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

This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on a number of factors concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control. These statements include, among others, the statements in Management’s Discussion and Analysis about the following:

•	our expectations with respect to increases in operating expenses;

•	expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical studies;

•	expectations with respect to the development, manufacturing and approval of new products and line extensions of our existing products;

•	expectations with respect to incurring additional capital expenditures to expand our manufacturing capabilities;

•	expectations with respect to generating revenue or maintaining profitability;

•	our ability to maintain our existing marketing agreements and to enter into additional marketing agreements, and the ability of our existing marketing partners to successfully commercialize products incorporating our technologies;

•	the sufficiency of our existing cash, cash equivalents and investments to finance our capital requirements for at least 12 months; and

•	expectations with respect to future capital requirements.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

•	a decline in the level of demand for our products;

•	developments by competitors;

•	our inability to obtain regulatory clearances;

•	general economic conditions and specifically, conditions in the health care industry;

•	our ability to protect our proprietary products, know-how and manufacturing processes;

•	our inability to obtain adequate supply of raw materials;

•	the development, manufacture and approval of new products and line extensions of our existing products

•	the failure to maintain existing marketing agreements and to enter into new marketing agreements;

•	unanticipated cash requirements to support current operations or research and development; and

•	our ability to attract and retain key personnel.

These and other risks and uncertainties affecting Closure are discussed in greater detail in this report and in other filings by Closure with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We develop, manufacture and commercialize medical adhesive products for wound care and wound closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets based on our proprietary medical grade cyanoacrylate technology. To date, we have commercialized nonabsorbable products for topical use and our research efforts include the development of absorbable and nonabsorbable formulations for internal use.

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

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. We are also developing additional new nonabsorbable and internal adhesive products, including our vascular sealant product. At the end of June 2003, we filed an Investigational Device Exemption (IDE) application with the United States Food and Drug Administration (FDA) to begin a human clinical study for our vascular sealant product. The FDA has granted a conditional approval that requires the product to be evaluated in a ten patient human pilot study. We are currently in the process of finalizing the study requirements with the FDA to obtain approval of the pilot study. Additionally, we are processing the Investigation Review Board submissions for selected sites where we will conduct this pilot study. Given positive results from the pilot study and subsequent final IDE approval by the FDA, we are planning to initiate a 150 patient definitive clinical study which is anticipated to take place at up to fourteen sites in the United States and Europe.

We are also developing a new applicator system for the DERMABOND product line which will further enhance DERMABOND’s precision application and ease of use as well as another line extension for this product. In addition, we filed a 510(k) premarket notification with the FDA at the end of July 2003, seeking marketing clearance for a liquid bandage line extension. These and other future products require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

During June 2003, our Board of Directors approved a strategic plan that the Company has begun to implement. The plan outlines the strategic direction for the Company through 2005 focusing on three fundamental areas of our business: topical wound care, vascular therapy and complementary technologies. The topical wound care strategy is to continue to maximize DERMABOND and the liquid bandage businesses through innovations of new products and line extensions. We plan to build our vascular therapy platform around our first product which is indicated as an adjunct to sutures in peripheral vascular procedures such as dialysis access sites. This product is currently in the early stages of the regulatory approval process. Finally, the Company may seek to complement the topical wound care and vascular therapy platforms and its organic growth through acquisitions, new partnerships or other technologies, if appropriate. To successfully execute this plan, we may experience increased commitments of resources especially research, development and regulatory affairs expenses.

RESULTS OF OPERATIONS

Revenues. Total revenues increased by 50% for the three months ended June 30, 2003 to $8.5 million compared to $5.7 million for the corresponding period of 2002. For the six months ended June 30, 2003 and 2002, total revenues were $16.6 million and $11.1 million, respectively, representing a 51% increase. The revenue increase was primarily a result of increased demand for DERMABOND products and BAND-AID® Brand Liquid Bandage. DERMABOND’s increased penetration was aided by the domestic rollout of the High Viscosity DERMABOND which began in the first quarter of 2003. In addition, shipments of the liquid bandage continued to increase and exceeded those of the first quarter of 2003 as increasing demand for the product continued during the higher-usage bandage season.

Cost of products sold. Cost of products sold was $2.0 million for the three months ended June 30, 2003 compared to $1.6 million for the 2002 period. For the six months ended June 30, 2003 and 2002, cost of products sold was $3.9 and $3.3 million, respectively. Cost of products sold as a percentage of revenues decreased to 24% for the three months ended June 30, 2003 from 29% for the corresponding 2002 period. For the six months ended June 30, 2003 and 2002, cost of products sold as a percentage of revenues was 24% and 30%, respectively. The decrease in the cost of products sold as a percentage of revenues was primarily the result of higher production volumes and greater efficiency and capacity utilization in the 2003 periods. We expect that future gross margins on product sales will continue to fluctuate based on production volumes and the relative proportion of our various products.

Operating Expenses. Operating expenses were $3.9 million for the three months ended June 30, 2003 and $3.2 million for the same period of 2002. Research, development and regulatory affairs expenses increased by $415,000, or 24%, to support our ongoing projects, including product improvements such as the new DERMABOND applicator, line extensions and the preparation for our anticipated vascular sealant human clinical study. Also, general and administrative expenses increased by $234,000 or 16%, primarily due to increased marketing personnel costs during the 2003 period. For the six months ended June 30, 2003 and 2002, operating expenses were $7.2 million and $6.1 million, respectively. As a percentage of total revenues during the six-month period, research, development and regulatory affairs expenses were 24%, down from 30% while general and administrative expenses were 19%, also down from 25%, for the comparable 2002 period.

Net interest income. Net interest income was $69,000 for the three months ended June 30, 2003, compared to $81,000 for the three months ended June 30, 2002. Net interest income decreased primarily due to lower average interest rates during the 2003 period. For the six months ended June 30, 2003, net interest income increased slightly to $147,000 from $144,000 for the 2002 period.

Provision for income taxes. The provision for income taxes was $980,000 for the three months ended June 30, 2003 compared to a benefit for income taxes of $36,000 during the same 2002 period. For the six months ended June 30, 2003 the provision for income taxes was $2.1 million compared to a benefit of $21,000 during the six months ended June 30, 2002. During the 2002 periods, the net provision reflected only alternative minimum taxes. Beginning in the first quarter of 2003, we began recording fully-taxed earnings at an effective rate of approximately 36%. We are not required to pay federal income taxes, other than alternative minimum taxes, until such time as our net operating losses, approximately $8.8 million as of June 30, 2003, and tax credit carryforwards, approximately $2.3 million as of June 30, 2003, are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. At June 30, 2003, we had net working capital of $24.1 million, an increase of $7.2 million from December 31, 2002. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $20.1 million at June 30, 2003.

Additionally, Closure maintains a $3.0 million line of credit for working capital purposes which contains certain restrictive covenants including, but not limited to, maintenance of certain levels of unencumbered liquid assets and a minimum tangible net worth requirement. The line of credit is secured by certain trade accounts receivable, inventory and equipment. At June 30, 2003, there was no outstanding balance on the line of credit.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of June 30, 2003. We estimate that 2003 capital expenditures may be up to approximately $2.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2002, we spent approximately $6.4 million in research, development and regulatory affairs expenses. We anticipate that research and development expenses will continue to increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, supplies, clinical trials, professional fees, facility costs and fees paid to consultants and outside contractors and are expensed as incurred. We are reimbursed for a fixed percentage of research and development expenses related to certain projects approved under cost sharing arrangements with marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. During the first six months of 2003, we recorded reimbursements of approximately $217,000 in accordance with these cost-sharing arrangements. We cannot estimate the costs of our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2003 compared to $1.5 million for the same period in 2002. The increase in cash provided by operations was primarily due to the increase in operating income.

Net cash used by investing activities was $4.2 million for the six months ended June 30, 2003 compared to $4.1 million during the 2002 period. The increase in net cash used during 2003 primarily related to net purchases of investments and the purchase of fixed assets.

Net cash provided by financing activities was $638,000 for the six months ended June 30, 2003 compared to net cash used of $122,000 for same period in 2002. The increase in net cash provided by financing activities was due to an increase in net proceeds from the exercise of stock options and the purchase of shares under our employee benefit plans during the 2003 period combined with the absence of capital lease payments.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $20.1 million as of June 30, 2003, will be sufficient to finance our operating and capital requirements for at least 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses may increase as we implement our strategic plan. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

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

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments as established by the Board of Directors. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At June 30, 2003, our total portfolio consisted of approximately $20.1 million of cash, cash equivalents and investments, the majority of which had maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on June 11, 2003. At the Meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2006 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee	For	Withheld
James E. Niedel	12,386,878	182,692
F. William Schmidt	11,137,673	1,431,897

The terms of office of the following directors continued after the Meeting in accordance with the Company’s Certificate of Incorporation: Ronald A. Ahrens, Richard W. Miller, Daniel A. Pelak, Rolf D. Schmidt and Randy H. Thurman.

In addition, the stockholders of the Company approved and ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003. The results of the voting on such matters were as follows:

For	Against	Abstentions or Broker Non-Votes
12,398,549	166,926	4,095

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Financial Officer.

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

Exhibit 32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

(a)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOSURE MEDICAL CORPORATION

Date: August 13, 2003	By:	DANIEL A. PELAK
Daniel A. Pelak President and Chief Executive Officer

Date: August 13, 2003	By:	BENNY WARD
Benny Ward Vice President of Finance and Chief Financial Officer