Form 10-Q
period 2003-09-30
CLOSURE MEDICAL CORP
filed 2003-11-14
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes  ☒        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2003
Common Stock, par value $0.01 per share	13,992,836

CLOSURE MEDICAL CORPORATION

PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	SEPTEMBER 30, 2003 (unaudited)	DECEMBER 31, 2002
Assets
Cash and cash equivalents	$887	$666
Short-term investments	21,284	14,060
Accounts receivable	3,647	2,473
Inventories	1,399	1,184
Prepaid expenses	326	407
Deferred income taxes	3,219	3,387

Total current assets	30,762	22,177
Furniture, fixtures and equipment, net	5,617	5,388
Intangible assets, net	2,967	2,999
Long-term investments	3,158	2,316
Deferred income taxes	2,162	3,867

Total assets	$44,666	$36,747

Liabilities and Stockholders’ Equity
Accounts payable	$1,471	$1,236
Accrued expenses	2,257	2,648
Deferred revenue	815	1,478

Total current liabilities	4,543	5,362
Other accrued liabilities	228	399
Deferred revenue	1,246	1,460
Long-term debt obligations	—	336

Total liabilities	6,017	7,557

Commitments and Contingencies	—	—

Preferred Stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common Stock, $.01 par value. Authorized 35,000 shares; 13,831 and 13,549 shares issued and outstanding, respectively	138	135
Additional paid-in capital	54,256	50,341
Accumulated deficit	(15,745)	(21,286)

Total stockholders’ equity	38,649	29,190

Total liabilities and stockholders’ equity	$44,666	$36,747

The accompanying notes are in integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Product sales	$8,597	$5,643	$24,713	$16,196
License and product development revenues	264	258	790	762

Total revenues	8,861	5,901	25,503	16,958
Cost of products sold	2,140	1,472	6,082	4,749

Gross profit	6,721	4,429	19,421	12,209

Research, development and regulatory affairs expenses	2,042	1,574	6,030	4,917
General and administrative expenses	1,657	2,259	4,876	5,056

Total operating expenses	3,699	3,833	10,906	9,973

Income from operations	3,022	596	8,515	2,236
Interest income, net	69	82	216	226

Income before income taxes	3,091	678	8,731	2,462
Provision for income taxes	1,140	98	3,190	77

Net income	$1,951	$580	$5,541	$2,385

Shares used in computation of net income per common share:
Basic	13,768	13,542	13,680	13,531

Diluted	14,746	13,719	14,071	13,834

Net income per common share:
Basic	$0.14	$0.04	$0.41	$0.18

Diluted	$0.13	$0.04	$0.39	$0.17

The accompanying notes are in integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,541	$2,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	924	907
Loss on disposal of fixed assets	10	1
Loss on abandonment of patents	380	210
Change in accounts receivable	(1,174)	(546)
Change in inventories	(215)	253
Change in prepaid expenses	81	(205)
Change in accounts payable and accrued expenses	(327)	748
Change in deferred revenue	(877)	193
Change in deferred taxes	1,873	—
Tax benefits associated with stock options	1,104	—

Net cash provided by operating activities	7,320	3,946

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(1,068)	(582)
Investment in intangible assets	(443)	(597)
Purchases of investments	(26,309)	(7,715)
Proceeds from the sale of investments	18,243	2,534

Net cash used by investing activities	(9,577)	(6,360)

Cash flows from financing activities:
Repayment of debt	(336)	(450)
Net proceeds from sale of common stock	2,814	538
Payments under capital lease obligations	—	(293)

Net cash provided (used) by financing activities	2,478	(205)

Increase (decrease) in cash and cash equivalents	221	(2,619)
Cash and cash equivalents at beginning of period	666	2,914

Cash and cash equivalents at end of period	$887	$295

The accompanying notes are in integral part of these condensed financial statements.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Closure Medical Corporation (the “Company” or “Closure”) develops and manufactures innovative biomaterial-based medical devices that fulfill the needs of healthcare practitioners, patients and consumers. From May 10, 1990 to February 29, 1996, the business of the Company was conducted by its predecessor, Tri-Point Medical L.P. The Company was incorporated in Delaware on February 20, 1996.

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

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

	(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income –as reported	$1,951	$580	$5,541	$2,385
Less: Pro forma adjustment for stock-based compensation expense	(2,011)	(2,096)	(4,696)	(10,066)

Net income (loss) –pro forma	$(60)	$(1,516)	$845	$(7,681)

Basic net income (loss) per common share:
As reported	$0.14	$0.04	$0.41	$0.18
Effect of pro forma adjustment	(0.15)	(0.15)	(0.34)	(0.74)

Pro forma	$(0.01)	$(0.11)	$0.07	$(0.56)

Diluted net income (loss) per common share:
As reported	$0.13	$0.04	$0.39	$0.17
Effect of pro forma adjustment	(0.14)	(0.15)	(0.33)	(0.73)

Pro forma	$(0.01)	$(0.11)	$0.06	$(0.56)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

3. Income Taxes

Prior to 2003, the Company’s tax provision was limited to alternative minimum taxes and certain state taxes because a full valuation allowance had been provided on all deferred tax assets. During the fourth quarter of 2002, the Company re-evaluated the amount of valuation allowance on its deferred tax assets required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance in order to record the deferred tax asset at an amount that it believes is more likely than not of being realized based on the Company’s assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. With the valuation allowance reduction, the tax provision for the three and nine month periods ended September 30, 2003 was $1.1 million and $3.2 million, respectively, which reflects the Company’s effective rate for federal and state taxes.

4. Inventories

Inventories included the following (in thousands):

	September 30, 2003	December 31, 2002
Packaging	$723	$433
Raw materials	174	171
Work–in–process	463	372
Finished goods	39	208

	$1,399	$1,184

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

This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “expect,” “anticipate,” “believe,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on a number of factors concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control. These statements include, among others, the statements in Management’s Discussion and Analysis about the following:

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

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

•	a decline in the level of demand for our products;

•	developments by competitors;

•	our inability to obtain regulatory clearances;

•	general economic conditions and specifically, conditions in the health care industry;

•	our ability to protect our proprietary products, know-how and manufacturing processes;

•	the success of our pilot study for the vascular sealant product and future clinical studies;

•	the successful enrollment of current and future clinical studies;

•	our inability to obtain adequate supply of raw materials;

•	the development, manufacture and approval of new products and line extensions of our existing products;

•	the failure to maintain existing marketing agreements and to enter into new marketing agreements;

•	unanticipated cash requirements to support current operations or research and development; and

•	our ability to attract and retain key personnel.

These and other risks and uncertainties affecting Closure are discussed in greater detail in this report and in other filings by Closure with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices that fulfill the needs of healthcare practitioners, patients and consumers. Each of our products utilizes our proprietary medical grade cyanoacrylate technology. Our strategy is to focus our business around three primary platforms: topical wound care, vascular therapy and new technologies. Our main platform is topical wound closure and to date we have commercialized products for wound care and closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets. Under our vascular therapy platform we currently have a product in a clinical study and have ongoing research into other devices to be used inside the body as internal adhesives.

Our leading product, DERMABOND adhesive, is sold to healthcare professionals for the replacement of sutures and staples to rapidly close wounds and incisions while sealing and protecting them from infection. This product allows natural healing to proceed by closing and sealing injured tissue without the trauma caused by suturing or stapling. We believe that using DERMABOND adhesive results in enhanced patient and physician benefits such as lower overall procedure costs and is easier and quicker to use than sutures or staples.

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

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. In October 2003, we introduced two applicator systems, ProPen and ProPen XL, for the DERMABOND product line which further enhances DERMABOND’s precision application and ease of use. The ProPen is a single-use device designed with interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen delivers twice the express volume as the ProPen for closing long surgical incisions.

Our research and development efforts also include internal adhesive products. The first product of the vascular therapy platform is a vascular sealant device to be used in peripheral vascular procedures such as arteriovenous shunt procedures for dialysis access. In August 2003, the FDA approved our Investigational Device Exemption request and the first patient of a ten patient pilot study was enrolled on November 4, 2003 at the University of Virginia Medical Center, representing the first human use of our technology inside the body. Assuming positive results from this pilot study, we are planning to initiate a 150 patient multi-center clinical study during the first half of 2004 which is anticipated to take place in the United States and Europe.

In addition to the vascular sealant, we are researching other indications for our internal adhesive technology. These and other future products require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

RESULTS OF OPERATIONS

Revenues. Total revenues increased by 50% for the three months ended September 30, 2003 to $8.9 million compared to $5.9 million for the corresponding period of 2002. For the nine months ended September 30, 2003 and 2002, total revenues were $25.5 million and $17.0 million, respectively, also representing a 50% increase. The revenue growth was primarily due to increased penetration and adoption of DERMABOND products, including the High Viscosity DERMABOND which was introduced in the first quarter of 2003. The high-viscosity product is easier to use especially on curved surfaces of the body. Shipments of BAND-AID® Brand Liquid Bandage also contributed to year-over-year growth for the quarter and nine months ended September 30, 2003, but decreased from the second quarter of 2003 due to the expected lower seasonal usage of the fall and winter months. SOOTHE-N-SEAL® adhesive and NEXABAND® products continue to be insignificant contributors with approximately five percent of total revenues.

Cost of products sold. Cost of products sold was $2.1 million for the three months ended September 30, 2003 compared to $1.5 million for the 2002 period. For the nine months ended September 30, 2003 and 2002, cost of products sold was $6.1 and $4.7 million, respectively. Cost of products sold as a percentage of revenues decreased to 24% for the three months ended September 30, 2003 from 25% for the corresponding 2002 period. The slight improvement during the 2003 period was primarily due to higher production volumes partially offset by a larger share of consumer products in the overall product mix. For the nine months ended September 30, 2003 and 2002, cost of products sold as a percentage of revenues was 24% and 28%, respectively. The decrease in the cost of products sold as a percentage of revenues for the nine-month period was primarily the result of higher production volumes coupled with increased manufacturing efficiencies in the 2003 period. We expect that future costs of products sold will continue to fluctuate based on production volumes and the relative proportion of our various products.

Operating Expenses. Operating expenses were $3.7 million for the three months ended September 30, 2003 and $3.8 million for the same period of 2002. For the nine months ended September 30, 2003 and 2002, operating expenses were $10.9 million and $10.0 million, respectively. Research, development and regulatory affairs expenses increased by $468,000 for the 2003 quarter and by $1.1 million year-to-date to support our ongoing projects, including product improvements such as the new DERMABOND applicators, product line extensions and the preparation for our vascular sealant human clinical studies. In addition, engineering costs have increased year-over-year. As a percentage of total revenues, research, development and regulatory affairs expenses decreased approximately five percent for both the three and nine month periods of 2003 when compared to the 2002 periods. General and administrative expenses decreased by $602,000 and $180,000 during the three and nine months ending September 30, 2003, respectively primarily due to CEO transition charges of $800,000 recorded in the third quarter of 2002. In addition, general and administrative expenses related to marketing personnel costs and insurance costs increased during the 2003 periods.

Net interest income. Net interest income was $69,000 for the three months ended September 30, 2003, compared to $82,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net interest income decreased slightly to $216,000 from $226,000 for the 2002 period. Net interest income decreased primarily due to lower average interest rates during the 2003 period.

Provision for income taxes.The provision for income taxes was $1.1 million for the three months ended September 30, 2003 compared to $98,000 during the same 2002 period. For the nine months ended September 30, 2003 the provision for income taxes was $3.2 million compared to $77,000 during the nine months ended September 30, 2002. During the 2002 period, the net provision represented only a three percent rate year-to-date and consisted of one state jurisdiction. Beginning in the first quarter of 2003, we began recording fully-taxed earnings at an effective rate of approximately 36%. Although we record a provision for income taxes on our statement of operations, we will not be required to actually pay federal income taxes, other than alternative minimum taxes, until such time as our net operating losses, approximately $8.2 million as of September 30, 2003, and tax credit carryforwards, approximately $2.3 million as of September 30, 2003, are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. At September 30, 2003, we had net working capital of $26.2 million, an increase of $9.4 million from December 31, 2002. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $25.3 million at September 30, 2003.

Additionally, Closure maintains a $3.0 million line of credit for working capital purposes which contains certain restrictive covenants including, but not limited to, maintenance of certain levels of unencumbered liquid assets and a minimum tangible net worth requirement. The line of credit is secured by certain trade accounts receivable, inventory and equipment. At September 30, 2003, there was no outstanding balance on the line of credit.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of September 30, 2003. We estimate that 2003 capital expenditures may be up to approximately $2.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

We spent approximately $6.4 million in research, development and regulatory affairs expenses during 2002. We anticipate that research and development expenses will continue to increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research, development and regulatory affairs expenses consist of items related to personnel, supplies, clinical trials, professional fees, facility costs and fees paid to consultants and outside contractors and are expensed as incurred. We are reimbursed for certain research and development expenses related to projects approved under cost sharing arrangements with our marketing partners. These reimbursements are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. During the first nine months of 2003, we recorded reimbursements of approximately $341,000 in accordance with these cost-sharing arrangements. We cannot estimate the costs of our internal research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes, regulatory approvals and cost sharing arrangements with partners. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $7.3 million for the nine months ended September 30, 2003 compared to $3.9 million for the same period in 2002. The increase in cash provided by operations was primarily due to the increase in operating income.

Net cash used by investing activities was $9.6 million for the nine months ended September 30, 2003 compared to $6.4 million during the 2002 period. The increase in net cash used during 2003 primarily related to net purchases of investments and the purchase of fixed assets.

Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2003 compared to net cash used of $205,000 for same period in 2002. The increase in net cash provided by financing activities was due to an increase of $2.8 million in net proceeds from the exercise of stock options and the purchase of shares under our employee benefit plans during the 2003 period combined with the absence of capital lease payments and debt that existed during 2002.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $25.3 million as of September 30, 2003, will be sufficient to finance our operating and capital requirements for at least the next 12 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses will increase as we implement our strategic plan. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our products, including our lead product, DERMABOND adhesive;

•	the progress of our research and product development programs for future nonabsorbable and absorbable products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development and progress of sales and marketing efforts;

•	our ability to maintain existing marketing agreements, including our agreement with Ethicon for DERMABOND adhesive, and establish and maintain new marketing agreements;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments as established by the Board of Directors. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At September 30, 2003, our total portfolio consisted of approximately $25.3 million of cash, cash equivalents and investments, the majority of which had maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 10.1 – Amendment, dated May 12, 2003, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company

Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Financial Officer.

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

Exhibit 32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

(b)	Reports on Form 8-K.

On July 17, 2003, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOSURE MEDICAL CORPORATION

Date: November 14, 2003	By:	DANIEL A. PELAK

Daniel A. Pelak President and Chief Executive Officer

Date: November 14, 2003	By:	BENNY WARD

Benny Ward Vice President of Finance and Chief Financial Officer