Form 10-K
period 2003-12-31
CLOSURE MEDICAL CORP
filed 2004-03-15
CIK 1016006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-28748

CLOSURE MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-1959623
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5250 Greens Dairy Road Raleigh, North Carolina	27616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 876-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

        As of June 30, 2003 the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $136,271,987 based upon the closing price of the Common Stock as reported on the Nasdaq National Market. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 8, 2004, the number of shares of Common Stock outstanding was 14,246,378.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this report: Definitive Proxy Statement in connection with the 2004 Annual Meeting of Shareholders

Closure Medical Corporation® is a registered trademark of the registrant. DERMABOND is a registered trademark of ETHICON, Inc.; BAND-AID® is a registered trademark of Johnson & Johnson; SOOTHE-N-SEAL® is a registered trademark of Colgate Oral Pharmaceuticals, Inc.; and NEXABAND® is a registered trademark of Closure Medical Corporation.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “forecasts,” “estimates,” “plans,” “continues,” “may,” “will,” “should,” “anticipates” or “intends” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, regulatory clearances and approvals, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect Closure’s actual results, performance or achievements include, but are not limited to, the “Risk Factors” set forth in Item 1 of this Annual Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, we disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

AVAILABLE INFORMATION

Closure Medical files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We make available free of charge through our website, http://www.closuremed.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

BUSINESS OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices for wound care and wound closure that fulfill the needs of healthcare practitioners, patients and consumers. Each of our products utilizes our proprietary medical grade cyanoacrylate technology. Our strategy is to focus our business around three primary platforms: topical wound care, internal surgical sealants and new complementary technologies. Our primary platform is topical wound closure and to date we have commercialized products for wound care and closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets. Within the internal surgical sealants platform, we have completed a human pilot study for a vascular sealant product and plan to initiate the definitive clinical study in the first half of 2004. In addition, we have ongoing research into other devices and surgical sealants to be used inside the body.

Our leading product, DERMABOND adhesive, is sold to healthcare professionals as an alternative to sutures and staples to rapidly close wounds and incisions while sealing and protecting them from infection. This product allows natural healing to proceed by closing and sealing injured tissue without the trauma caused by suturing or stapling. We believe that using DERMABOND adhesive results in enhanced patient and physician benefits such as lower overall procedure costs and is easier and quicker to use than sutures or staples.

We have other products that are marketed in the OTC market. BAND-AID® Brand Liquid Bandage quickly seals, protects and stops bleeding from minor cuts and scrapes. SOOTHE-N-SEAL® adhesive provides a protective barrier that shields oral ulcers and sores from irritation caused by eating and drinking while providing immediate and long-term pain relief.

In addition, we have two veterinary products in our NEXABAND® product line that are used in cat declaw procedures as well as spay and neuter procedures.

We have entered into partnerships with third parties for the distribution and marketing of our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company; Johnson & Johnson Consumer Products Company; Colgate Oral Pharmaceuticals, Inc.; and Abbott Laboratories, Inc.

TECHNOLOGY OVERVIEW

We have developed and manufactured nonabsorbable biomaterial-based medical devices based on our proprietary medical grade cyanoacrylate technology. Cyanoacrylates are a family of liquid monomers that react under a variety of conditions to form polymer films with strong adhesive properties. Industrial adhesives based on cyanoacrylates were first introduced in 1958 and are widely used in the aerospace and automotive industries, as well as in consumer products such as super glue. Our proprietary medical grade cyanoacrylate technology allows us to customize the physical and chemical properties of cyanoacrylates to meet specific market needs related to wound care and wound closure. Such properties include, but are not limited to, viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation.

Our technology enables us to develop nonabsorbable formulations for topical use and we have recently completed a human pilot study using our technology inside the body for the first time. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then slough off naturally as new skin cells are produced and the wound heals. When used on the skin, our cyanoacrylate technology provides a barrier against bacteria that cause infections that does not exist when using traditional wound care technologies. Internal adhesives may be used as surgical sealants and degrade, in a predictable, biocompatible manner, into components that are eliminated from the body naturally.

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

PRODUCTS CURRENTLY MARKETED

DERMABOND Topical Skin Adhesive

Our leading product, DERMABOND adhesive, is a nonabsorbable, topical tissue adhesive that can be used to close wounds from skin lacerations, incisions, plastic surgery and other minimally invasive surgeries. DERMABOND adhesive is used as an alternative to topical suturing and stapling which involve puncturing healthy tissue in order to align and close the wound. These procedures may allow leakage or cause additional scarring at the puncture sites, require anesthetics, are time consuming in their application, and generally require return patient visits and physician time to remove the sutures or staples. DERMABOND adhesive may be applied quickly, may not require anesthetics, does not induce trauma to surrounding tissues and may not require return visits to the physician for removal. DERMABOND adhesive is not intended for use on high skin tension areas such as the hands, feet or across joints. We have entered into an exclusive worldwide agreement with Ethicon to market and distribute all DERMABOND adhesive products. Ethicon has been distributing DERMABOND adhesive in the United States since 1998 and is currently marketing DERMABOND adhesive in approximately 37 foreign countries and regions, including Japan.

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

We enhanced the DERMABOND delivery system by developing ProPen and ProPen XL which were launched in the U.S. and Europe in January 2004. The new design provides physicians greater precision application and control of adhesive flow by utilizing the high-viscosity formulation of DERMABOND adhesive. The ProPen is a single-use device and includes interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen differs in that it delivers twice the express volume as the ProPen for closing longer surgical incisions or lacerations.

In 2002, DERMABOND adhesive received approval from the FDA to include in its device labeling that the product acts mechanically as a barrier to microbial penetration and protects against the two most common bacteria that cause infection, staphylococcus and pseudomonas. We believe that this is a significant benefit of using DERMABOND adhesive as opposed to sutures and staples which have not been shown to protect against microbial penetration. The unit cost of DERMABOND adhesive is greater than sutures or staples, however we believe that the use of DERMABOND adhesive results in lower overall procedure costs because it may reduce treatment time and the need for anesthetics, simplify post-closure wound care and eliminate a follow-up visit for suture or staple removal.

BAND-AID® Brand Liquid Bandage

In January 2001, we received FDA clearance to market our liquid bandage, which was the first cyanoacrylate medical device approved by the FDA for the OTC adhesive bandage market. Our liquid bandage utilizes the same proprietary technology as our professional product, DERMABOND adhesive. Clinical trials demonstrated the effectiveness of our proprietary nonabsorbable formulation as compared to traditional adhesive bandages when applied to minor cuts and abrasions. In the clinical trials, it was found that our liquid bandage speeds wound healing, provides a superior barrier to bacteria that cause infections versus traditional adhesive bandages, stops bleeding and can help to reduce the pain associated with minor cuts and abrasions.

In May 2001, we entered into an agreement providing Johnson & Johnson Consumer Products Company, or CPC, with worldwide supply, distribution and development rights to our liquid bandage technology. The agreement includes rights to the liquid bandage and certain future OTC products, excluding our SOOTHE-N-SEAL® adhesive technology. During February 2002, CPC began the marketing and distribution of our liquid bandage as BAND-AID® Brand Liquid Bandage and the product is currently available in most major retail, food and drug outlets in the United States. . During the first quarter of 2003, CPC began distributing BAND-AID® Brand Liquid Bandage in Canada and began shipping to other international markets such as France in late 2003.

The first BAND-AID® Brand Liquid Bandage line extension, a skin crack gel, was launched in January 2004. This product is a thicker formulation than the original liquid bandage and is used to fill in and protect painful skin cracks to assist in accelerating healing. Similar to the liquid bandage, this product reduces minor pain and stops minor bleeding while providing a waterproof seal.

SOOTHE-N-SEAL® canker sore relief

In 1999, we received FDA clearance to market SOOTHE-N-SEAL® adhesive, which was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market. In clinical trials, SOOTHE-N-SEAL® adhesive was found to provide immediate and long-term pain relief associated with oral ulcers, as well as providing a protective barrier that shields oral ulcers and mouth sores from irritation due to eating and drinking. SOOTHE-N-SEAL® adhesive utilizes the same proprietary technology as our professional product, DERMABOND adhesive.

In December 2000, we entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. with exclusive worldwide supply, distribution and development rights to SOOTHE-N-SEAL® adhesive technology. Since the second quarter of 2001, Colgate has been distributing SOOTHE-N-SEAL® adhesive to Wal-Mart and several other national drug chains.

NEXABAND® adhesives

We have developed two topical tissue adhesive products under the NEXABAND® trade name for use in veterinary wound closure and wound care. NEXABAND® Liquid Topical Tissue Adhesive, designed for use in cat declaw surgeries, reduces procedure time, seals exposed nerve endings and reduces leakage and irritation. NEXABAND® S/C Topical Tissue Adhesive is indicated for the topical closure and sealing of various surgical incisions, including those made during spay and neuter procedures and provides an effective, flexible barrier against dirt and contaminants.

In July 2001, we entered into an agreement providing Abbott Laboratories, Inc. with worldwide supply, distribution and development rights to the NEXABAND® product line. Abbott distributes our veterinary products in North

America, Australia, Germany, Sweden, Switzerland and the United Kingdom. Prior to our distribution agreement with Abbott, NEXABAND® products were marketed and distributed only in North America.

PRODUCTS UNDER DEVELOPMENT

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. We are also developing additional nonabsorbable and internal adhesive products. These future products require further development and are subject to clinical trials and regulatory clearance or approval before commercialization.

Internal adhesives

We have dedicated scientists with extensive surgical device development experience who are developing biocompatible, absorbable biomaterial formulations and devices for potential internal product applications. These scientists have initially focused on developing a vascular surgical sealant for use in an array of surgical procedures such as arteriovenous shunt procedures for dialysis access and femoralpopliteal bypass surgery. In August 2003, the FDA approved our Investigational Device Exemption, or IDE, request and the first patient of a ten patient pilot study was enrolled on November 4, 2003 at the University of Virginia Medical Center. This represented the first human use of our technology inside the body. The pilot study enrollment was completed in December 2003 and, given the positive results thus far, we anticipate beginning a definitive clinical study in the first half of 2004 to support U.S. Premarket Approval and European CE Mark approval. Current plans are to enroll patients at multiple centers in the United States and Europe for treatment to be conducted in a hospital setting, with four- and twelve-week follow-up visits. The end-point of the study will assess the ability of the vascular sealant to prevent leakage in the reconstruction of vascular structures.

While the vascular surgical sealant is the first device in our internal surgical sealants platform, we are researching and developing products for other applications of our internal tissue sealant and surgical adhesive device technology. These and other future products are in the pre-clinical stages and require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

MARKETING AGREEMENTS

We do not presently employ a direct sales force and our strategy for current products has been to use marketing partners to promote, sell and distribute our products. We are dependent on our marketing partners to market and distribute these products in accordance with the terms of their respective arrangements. However, we may decide to establish a direct sales force for the distribution of products for which we do not currently have marketing partners, such as future internal adhesive products.

Ethicon, Inc.

In March 1996, we entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. The agreement requires Ethicon to make minimum purchases that increase annually and to pay royalties based upon net sales. During December 2003, the agreement was amended to extend the term until March 2005 and to provide that the agreement will automatically renew for consecutive periods of one year unless Ethicon serves notice of termination at least by December 15 of the year preceding the expiration date of the renewal period. The agreement is terminable upon specified events, including material breach by either party and insolvency of either party. Upon certain events of default by us, including failure to provide an adequate supply of product, Ethicon may end its arrangement to purchase DERMABOND adhesive from us, and may manufacture the product itself and pay us royalties based on sales. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Johnson & Johnson Consumer Products Company

In May 2001, we entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID® Brand Liquid Bandage technology. Included in the agreement are rights to certain future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL® adhesive technology. The agreement requires CPC to purchase annual minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party provides at least six months prior notice of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and achievement of certain milestones by Closure, CPC made payments to us in recognition of our previous research and development expenditures. These payments have been deferred and are being recognized ratably over the life of the agreement. In accordance with the agreement, we may receive a future milestone payment, based on achievement of certain criteria.

Colgate Oral Pharmaceuticals, Inc.

In December 2000, we entered into an exclusive worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL® adhesive with Colgate. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL® adhesive and future oral care products based upon our proprietary cyanoacrylate technology to both professional and consumer markets. Upon execution of the agreement, Colgate paid Closure a license fee and consideration for all right, title and interest in the SOOTHE-N-SEAL® adhesive trademark. These payments were deferred and are being recognized ratably over the life of the agreement. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed by agreement of both parties for additional periods. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Abbott Laboratories, Inc.

In July 2001, we entered into an agreement providing Abbott with exclusive worldwide supply, distribution and development rights to our veterinary NEXABAND® product line. This agreement also grants Abbott rights to future veterinary products co-developed through the collaboration of the parties, including product improvements, line extensions and new veterinary products based on Closure’s cyanoacrylate technology. The agreement requires Abbott to purchase a minimum dollar amount of product during each contract year. At the end of the contract term, the agreement may be renewed for additional periods with the consent of both parties. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. As of March 8, 2004, we have 54 issued United States patents with expiration dates ranging from 2004 to 2021 of which the average remaining life is 13 years. Also, we have 13 issued foreign patents with expiration dates ranging from 2014 to 2019 of which the average remaining life is 13 years. We also have filed applications for 40 additional United States patents and 58 applications for patents outside the United States. The issued and pending United States patents relate to our tissue products, processes and delivery technology.

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

Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer generally must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier premarket application, or PMA, process. A 510(k) premarket notification will be granted if the submitted data establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. Prior to making a substantial equivalence determination, the FDA may request extensive data, including clinical trials of the device’s safety and effectiveness. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance. If our product is found to be not substantially equivalent to a legally marketed Class I or II device, or if it is a Class III device for which the FDA has called for PMAs, then we must file a PMA application. DERMABOND adhesive, SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage are Class III, II and I medical devices, respectively. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Before initiating human clinical trials, the manufacturer often must first obtain an IDE for the proposed medical device. Before granting a PMA, the FDA will generally conduct an inspection of the manufacturer’s facilities to ensure compliance with GMPs and the FDA must approve final labeling. Approval of a PMA could take two or more years from the date of submission of the application or petition. The PMA process can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

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

In 2002, Congress enacted the Medical Device User Fee and Modernization Act, which authorizes the FDA to assess and collect user fees for premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2004 range from $3,480 for premarket notifications to $206,811 for premarket approval applications, although fee reductions are available for companies qualifying as small businesses. We expect that we may spend up to approximately $100,000 in user fees during 2004.

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

In August 1998, DERMABOND adhesive received premarket approval. SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage received 510(k) clearances in September 1999 and January 2001, respectively. DERMABOND adhesive, SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage are subject to GMP, postmarket reporting and other FDA requirements.

Foreign Regulatory Matters

In order for us to market our products in Europe, Australia, Canada and certain other foreign jurisdictions, we must obtain required market authorizations and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for authorizations to market, may differ from the FDA regulatory scheme. The time required to obtain authorization for marketing our products in foreign countries may be longer or shorter than that required for FDA clearance or approval. In addition, there may be foreign regulatory barriers other than market authorizations.

Pursuant to the FDC Act, a non-FDA approved medical device may be exported to any country, provided that the device complies with the laws of that country and has valid marketing authorization or the equivalent from the appropriate authority in a “listed country.” The listed countries include Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and any member nation in the European Union or the European Economic Area. Generally, export of unapproved devices (i.e., those requiring a PMA in the United States) that do not have marketing authorization in a listed country will continue to require prior FDA export authorization.

Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive, or MDD. As of June 14, 1998, compliance with the MDD requires that manufacturers of devices covered by the MDD must obtain the right to display the CE mark, which allows the device to be marketed, put into service and circulated freely within the European Union. We received authorization to display the CE mark in the European Union for DERMABOND adhesive and other topical and ophthalmic tissue adhesive applications in August 1997. In addition, our liquid bandage product is CE marked in compliance with MDD for distribution in Europe. We plan to pursue the right to display the CE mark on future products for human use that we may develop.

Upon receipt of the CE mark, we must demonstrate every six months for two years and annually thereafter, that our quality management system meets the requirements of the MDD and our technical documentation for products displaying the CE mark is accurate and reflects the current manufacturing process.

Environmental Regulations

Our activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such material and certain waste products. We believe that our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by such laws and regulations, but risk of accidental contamination or injury from these materials cannot be completely eliminated. To help minimize these risks, we utilize an outside professional services organization to help us evaluate environmental regulations and monitor our compliance with such regulations.

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

Since 1998, we have been manufacturing our products in a 50,000 square foot facility in Raleigh, North Carolina. During the fourth quarter 2003, we expanded this area by 19,000 square feet and expect that over the next several years we will continue to expand our manufacturing capabilities. Our facility integrates the production of all of our product formulations as well as filling, labeling and packaging capabilities for certain products. In addition, third party vendors currently perform filling, labeling and sterilization for certain products manufactured by Closure.

Beginning in 1997, in connection with our application for a CE mark to market DERMABOND adhesive in the European Union, the British Standards Institution, or BSI, registered us to certify that our quality management system complies with the requirements of the ISO 9002 international quality assurance standard issued by the International Organization of Standardization of Geneva, Switzerland. In 1998, BSI expanded the scope of our quality system certification to include compliance with ISO 9001, a comprehensive international standard for manufacturing and servicing firms for quality assurance in design, development, production, installation and servicing.

COMPETITION AND TECHNOLOGICAL CHANGE

We compete with domestic and foreign medical device and pharmaceutical companies in various rapidly evolving and technologically advanced fields in developing our technology and products.

In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, only one of which is approved for sale in the United States. In 2002, United States Surgical, a division of Tyco Health Group, LP, received FDA approval to market Indermil® Tissue Adhesive, a butyl cyanoacrylate. Tyco has been marketing Indermil® in the United Kingdom since 1996 and it is currently available in many other countries. B. Braun GmbH markets Histoacryl® as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. MedLogic Global Corporation markets LiquiBand™ adhesive, primarily in Europe, however it is not marketed in the United States as it does not yet have FDA approval.

In the domestic OTC adhesive bandage market, BAND-AID® Brand Liquid Bandage competes with the BAND-AID® Brand Adhesive Bandages of CPC as well as 3M® brand and Curad® brand (marketed by Beiersdorf AG) adhesive and liquid bandages. These three brands in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL® adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase® Gel marketed by Colgate, Anbesol® Oral Anesthetic products marketed by American Home Products Corporation, Orajel® products marketed by Del Laboratories and Zilactin® products marketed by Zila Consumer Pharmaceuticals.

SCIENTIFIC ADVISORS

We have established a team of recognized scientific advisors who advise us about present and long-term scientific planning, research and development. The Scientific advisors have recognized expertise in relevant sciences or clinical medicine. Our scientific advisors consist of independent professionals who meet on an individual basis with management and their services are provided under the terms of consulting and confidentiality agreements. In addition, Closure actively recruits and hires scientific thought leaders on short-term retainer for specific learning needs.

EMPLOYEES

As of March 8, 2004, we had 122 full-time employees, up from 101 in March 2003, of whom 104 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 18 were dedicated to administrative activities. Seventeen members of our research, development and regulatory affairs staff have doctoral or advanced degrees. Our employees are not represented by a union, and we believe relationships with our employees are good.

EXECUTIVE OFFICERS

The table below sets forth the names, ages and positions of the persons who are the executive officers as of March 8, 2004.

Name	Age	Position
Daniel A. Pelak	52	President and Chief Executive Officer and Director
James F. Buck	41	Vice President of Marketing
William M. Cotter	53	Vice President of Manufacturing and Operations
J. Michael Hoban	52	Vice President of Human Resources
Jerry Y. Jonn	47	Vice President of Research
Bruce J. Krattenmaker	51	Vice President of Regulatory, Clinical and Quality Assurance
Debra L. Pawl	51	Vice President and General Counsel
Gabriel N. Szabo	41	Vice President of Product Development
Benny Ward	40	Vice President of Finance and Chief Financial Officer

Daniel A. Pelak has served as President and Chief Executive Officer of Closure since September 2002. Prior to joining Closure Medical, Mr. Pelak spent 26 years with Medtronic, Inc. During his career he has held positions in sales, sales management, marketing, and general management. Immediately prior to joining Closure, he was the Vice President and General Manager of Medtronic’s Perfusion Systems Division. From March 2000 until January 2002, he was the Vice President and General Manager of Medtronic’s Cardiac Surgery Technologies Division. From 1992 to 2000, Mr. Pelak managed progressively larger sales and marketing operations within the Cardiovascular areas of Medtronic, including Vice President Cardiovascular Marketing and Vice President U.S. Cardiac Surgery Business. Prior to 1992, he held the position of Vice President and General Manager of Medtronic’s Nortech Division. Mr. Pelak holds a B.S. in Biology from Pennsylvania State University.

James F. Buck has served as Vice President of Marketing since April 2003. Prior to joining Closure, he spent almost eleven years with St. Jude Medical in various roles of increasing responsibility, including marketing research, sales and sales management, corporate business development and product marketing. Most recently, he was Senior Director of Healthcare Services, a corporate strategic marketing position. Mr. Buck holds a M.M. degree from Northwestern University’s Kellogg School of Management and a B.S. in Business Administration from Indiana University.

William M. Cotter has served as Vice President of Manufacturing and Operations of Closure since June 1997. From 1989 to 1997, Mr. Cotter was Vice President of Operations (North America) of Sanofi Diagnostics Pasteur, Inc., a company involved in the design, manufacturing and marketing of in vitro diagnostics instrumentation and biological reagents. From 1984 to 1988, he worked at Genetic Systems Corporation, a subsidiary of Bristol Myers Company, where he was involved in the commercialization of one of the first diagnostic test kits for the HIV virus. Before that time, Mr. Cotter worked at Advanced Technology Laboratories, Inc., a division of E.R. Squibb Company. Mr. Cotter holds a B.A. degree in Political Science from Ohio University.

J. Michael Hoban has served as Vice President of Human Resources since January 2004. Prior to that time, Mr. Hoban served as Closure’s Director of Human Resources for six years. Prior to joining Closure Medical in January 1998, Mr. Hoban spent 20 years with Bristol-Myers Squibb Inc. serving in such capacities as Vice President of Human Resources for the Zimmer Surgical Products Division and Corporate Director, International Human Resources for all Asian Pacific operations. He holds a B.S. degree in Labor and Industrial Relations from Michigan State University.

Jerry Y. Jonn, Ph.D. has served as Vice President of Research since January 2004. Prior to that time, Dr. Jonn served as Vice President of Internal Products Development and as Director, Absorbable Products Research of the Company beginning in May 1999. Prior to employment with Closure Medical, Dr. Jonn spent seven years with U. S. Surgical Corporation where he last served as the Director of U.S. Surgical’s Research and Development efforts. Dr. Jonn earned his M.S. and Ph.D. degrees in Polymer Chemistry from Cornell University.

Bruce J. Krattenmaker has served as Vice President of Regulatory, Clinical and Quality Assurance since January 2004. Mr. Krattenmaker has over 20 years of experience within the quality assurance and regulatory fields. Most recently, he served as Vice President of Regulatory Affairs, Quality Assurance and Clinical Programs at Ev3 Inc. where he was responsible for developing and executing regulatory strategies on a global basis. He also held various executive positions at Boston Scientific Corporation, C.R. Bard, Inc. and Baxter Healthcare Corporation. Mr. Krattenmaker has a B.S. in Biology and an M.S. in Microbiology and Biochemistry, each from Northern Illinois University.

Debra L. Pawl has served as Vice President and General Counsel since 1998. Previously, Ms. Pawl served as Patent Manager for the J.M. Huber Corporation and practiced in the patent law departments of The BFGoodrich Company, Owens-Corning Fiberglas Corporation, The Standard Oil Company (Ohio) and the Washington, D.C. law firm of Cushman, Darby and Cushman. Prior to practicing law, Ms. Pawl worked as a research chemist for the Diamond Shamrock Corporation. Ms. Pawl holds a J.D. degree from the University of Toledo, College of Law, and a M.S. and a B.S. degree in biology/chemistry from John Carroll University.

Gabriel N. Szabo has served as Vice President of Product Development since January 2004. Prior to that time, Mr. Szabo served as Closure’s Director of Marketing for Closure Medical’s consumer care products. Prior to joining the Company in 1999, Mr. Szabo worked for Johnson & Johnson in various marketing roles. Most recently, he was the product director of the PEPCID® AC brand in the Johnson & Johnson/Merck joint venture. Prior to Johnson & Johnson, he worked for General Electric Company in various management, product development, and engineering roles. Mr. Szabo holds a B.S. in Mechanical Engineering from Northeastern University and an M.B.A. from Duke University’s Fuqua School of Business.

Benny Ward has served as Vice President of Finance and Chief Financial Officer of Closure since April 2000. From 1996 until 2000, Mr. Ward served as Closure’s Controller. From 1993 to 1996, Mr. Ward served as a Senior Accountant with Price Waterhouse LLP. From 1990 to 1993, he worked for Alcatel Network Systems, N. A. Mr. Ward holds B.S. degrees in Accounting and Political Science from East Carolina University and is a certified public accountant.

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

Certain of our products are in the early stage of product commercialization and if they are not successful, our operating results and business may be substantially impaired.

We were granted 510(k) premarket clearance for BAND-AID® Brand Liquid Bandage in January 2001. We believe that our continued growth will depend in large part on sales of DERMABOND adhesive which was initially launched in 1997 and BAND-AID® Brand Liquid Bandage which is approaching its third year of commercialization. There can be no assurance that we and our marketing partners will be able to commercialize successfully or achieve market acceptance of our technologies or products, or that our competitors will not develop technologies that are less expensive or otherwise superior. The failure to develop and market successfully our existing products as well as new products could have a material adverse effect on our results of operations and financial condition.

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

In addition to the commercialization of our current products, our future success depends on our ability to develop new products based on our core technology, which could be expensive and time consuming. The successful development of new products depends on a number of factors, including the following:

•	obtaining regulatory clearances or approvals;

•	acceptance of new products by the market;

•	inherent developmental risks, including ineffectiveness or lack of safety and unreliability;

•	high commercial cost and preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products;

•	our ability to enter into favorable marketing agreements;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales; and

•	general economic conditions.

If any of these factors cannot be overcome, we may not be able to develop and introduce new products in a timely or cost-effective manner, which could affect our future growth and results of operations.

If we are unable to produce adequate quantities of our products, our operating results may suffer.

Our future success is dependent on our ability to manufacture our products:

•	in commercial quantities;

•	in compliance with regulatory requirements; and

•	at an acceptable cost.

We currently manufacture all of our products in a 69,000 square foot facility in Raleigh, North Carolina, with the exception of certain processes completed by third parties. Production of increased quantities may involve technical challenges for us and may require significant scale-up expenses for additions to facilities and personnel. There can be no assurance that we will be able to achieve sufficient manufacturing capabilities to satisfy demand in a cost-effective manner or to produce the quantities necessary for us to maintain profitability.

If we are unable to meet our marketing partner’s manufacturing requirements for DERMABOND adhesive, revenues generated from DERMABOND adhesive will decrease.

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

The manufacture and sale of medical products exposes us to an inherent risk of product liability claims. The medical device industry in general has been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. Based on our experience, we believe that we maintain adequate product liability insurance to cover any such litigation. However, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us could require us to pay substantial amounts that would decrease our profitability, if any.

Our products are subject to costly and extensive premarket clearances and approvals. Any unanticipated costs or delays in these processes, or any failure to obtain the necessary clearances or approvals, will affect our ability to introduce and market new products.

The regulatory process is lengthy, expensive and uncertain and there can be no assurance that we will obtain the necessary clearances or approvals to market our products. Before any new medical device may be introduced to the market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) process or the lengthier PMA, or premarket application, process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. We expect that some of our future products under development will be subject to the lengthier PMA process, such as our internal surgical sealant products. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. If any of these failures occur, it could adversely affect our ability to introduce new products which could adversely effect our future growth and results of operations.

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

The manufacture of our products is subject to periodic inspection by regulatory authorities, including the FDA, and certain marketing partners for compliance with good manufacturing practices, or GMPs, as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that we will continue to satisfy these requirements for DERMABOND adhesive, SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or any delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, FDA refusal to grant premarket approvals or clearances for pending or future products, warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of our manufacturing facilities and processes may subject us to further FDA inspections and review before implementation of such modifications. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances will affect our ability to timely manufacture our products.

Although we do not receive payments directly from third-party health care payors, their reimbursement methods and policies impact demand for DERMABOND adhesive and future products.

DERMABOND adhesive is subject to the reimbursement methods and policies used by the government and other third-party health care payors. If physicians, hospitals and other users of our products fail to obtain sufficient reimbursement from healthcare payors for DERMABOND adhesive or procedures using DERMABOND, or adverse changes occur in governmental and private third-party payors’ policies toward reimbursement for this product or these procedures, it could negatively affect the demand for DERMABOND adhesive, which could have a material adverse effect on our results of operations.

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

We use hazardous materials and chemicals in our research and development programs and in our manufacturing operations. We are required to comply with increasingly rigorous laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances. Although, we believe that we handle, store and dispose of these materials in a manner that complies with state and federal regulations, the risk of accidental contamination or injury exists. In the event of an accident, we could be held liable for decontamination costs, other clean-up costs and related damages or liabilities. To help minimize these risks, we utilize an outside professional services organization to help us evaluate environmental regulations and monitor our compliance with such regulations.

If we are unable to maintain our current arrangements with our marketing partners, we may not be able to market or sell our current or future products independently.

We have chosen not to market and distribute our products. Our strategy for commercialization of our products has included entering into agreements with other companies to market current and certain future products incorporating our technology. There can be no assurance that we will be able to enter into additional marketing agreements on terms favorable to us, if at all, or that current or future agreements will ultimately be beneficial to us. Certain agreements also permit our marketing partners to pursue existing or alternative technologies in preference to our technology. There can be no assurance that our interests will continue to coincide with those of our marketing partners or that the marketing partners will not develop, independently or with third parties, products which could compete with our products, or that disagreements over rights or technology or other proprietary interests will not occur. Furthermore, there can be no guarantee that our marketing partners will not terminate their relationships with us and begin marketing products of their own or of third parties. If we choose not to, or are unable to, enter into future agreements with marketing partners, we would be forced to commit increased capital to undertake the marketing and sale of our current and future products, or we may not be able to market such products at all. If we are unable to sell our products independently or identify alternative marketing partners, our revenue and results of operations will be materially adversely affected.

Our product sales for our nonabsorbable products are dependent upon the success of our marketing partners in performing their responsibilities. If our marketing partners fail to successfully perform their responsibilities, our product sales will suffer.

We have no control over the amount and timing of resources which may be devoted to our marketing partners’ performances of their contractual responsibilities. There can be no assurance that our marketing partners will perform their obligations as expected or market any products under the marketing agreements, or that we will derive any revenue from such arrangements. There can be no assurance that products will be launched in the manner and on the timetable expected by us as such determinations are entirely within the control of our marketing partners. If our marketing partners do not successfully perform their responsibilities, the revenues we derive from our relationships with them will suffer.

We depend on a single qualified source supplier. If we are unable to obtain adequate commercial quantities or develop alternative source suppliers meeting regulatory, price and timing requirements, our ability to manufacture our products, including DERMABOND adhesive, may be impaired.

We currently purchase cyanoacetate, the primary raw material used in manufacturing our products, from a single qualified source. There can be no assurance that we will be able to obtain adequate commercial quantities of cyanoacetate to manufacture our products within a reasonable period of time or at commercially reasonable rates. We may manufacture cyanoacetate ourselves, however it may be more costly and we may not be able to produce commercial quantities as needed. A lack of adequate commercial quantities of cyanoacetate, or our inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time, or any interruptions in supply in the future could have a material adverse effect on our ability to manufacture our products, including DERMABOND adhesive and liquid bandage, and, consequently, could have a material adverse effect on our results of operations and financial condition. In addition, there are other critical components of our products that we obtain from a single qualified source. We have plans to qualify a second source or establish supply contracts which include catastrophe plans for each of these items.

If our suppliers and subcontractors cannot provide the components and services that we require, we may be unable to manufacture our products.

We cannot be sure that our suppliers and subcontractors will furnish us with required components when we need them. Relying on third parties exposes us to potential interruptions in supply as well as damaged or non-conforming parts which could affect our ability to ship our products to our customers on a timely basis. These factors could make it more difficult to obtain qualified materials to manufacture our products and manage our inventory effectively which could have a material adverse effect on our results of operations.

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

Our commercial success will depend, in part, on our ability to operate without infringing on patents and other proprietary rights of third parties. Our patents may be challenged by third parties and the patents of others may prevent the commercialization of our products. If it is determined that we have been infringing upon any third party’s patent rights, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities. If we are required to obtain any licenses, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. Our failure to obtain a license to any necessary technology may result in our being barred from manufacturing and selling our products.

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

We compete with domestic and foreign medical device and pharmaceutical companies in various rapidly evolving and technologically advanced fields in developing our technology and products. In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, only one of which is approved for sale in the United States. In 2002, United States Surgical, a division of Tyco Health Group, LP received FDA approval to market Indermil® Tissue Adhesive, a butyl cyanoacrylate. Tyco has been marketing Indermil® in the United Kingdom since 1996 and it is currently available in many other countries. B. Braun GmbH markets Histoacryl® as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. MedLogic Global Corporation markets LiquiBand™ adhesive, primarily in Europe, however it is not marketed in the United States as it does not yet have FDA approval. In the domestic OTC adhesive bandage market, BAND-AID® Brand Liquid Bandage competes with the BAND-AID® Brand Adhesive Bandages of CPC as well as 3M® brand and Curad® brand (marketed by Beiersdorf AG) adhesive and liquid bandages. These three brands in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL® adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase® Gel marketed by Colgate, Anbesol® Oral Anesthetic products marketed by American Home Products Corporation, Orajel® products marketed by Del Laboratories and Zilactin® products marketed by Zila Consumer Pharmaceuticals.

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

We and our marketing partners intend to market current and future products in Europe, Australia, Canada and certain other foreign jurisdictions outside of the United States as well as domestically. A number of risks are inherent in international transactions, including the following:

•	our ability to obtain required market authorizations;

•	our compliance with extensive safety, manufacturing and quality regulations;

•	differences from the FDA regulatory scheme;

•	the influence of political instability, price controls, trade restrictions and tariff modifications on our international sales; and

•	fluctuations in currency exchange rates.

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

We have expended and expect to continue to expend substantial funds to complete the research, development and clinical testing of our existing products and future products in development and to increase our current scale of manufacturing. We believe that existing cash and cash equivalents and investments, which totaled $33,427,000 as of December 31, 2003, will be sufficient to finance our capital requirements for at least 12 to 24 months. There can be no assurance that we will not be required to seek additional capital to finance our operations in the future. We currently have a $3,000,000 line of credit for working capital purposes. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations from our revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Our stock price is volatile and could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. The market price of our common stock may fluctuate due to our operating results, changes in the economy or the financial markets and other developments affecting us or our competitors. In addition, the stock market has experienced significant price and volume fluctuations in recent years, as well as significant decreases in value. This volatility and the recent market decline of the last few years have affected the market prices of securities issued by many companies and might adversely affect the price of our common stock.

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

Our failure to detect and prevent computer viruses and other malicious acts targeted at our management information systems and controls could expose us to a breach in security, rendering proprietary information available to outsiders and data unreliable.

Unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur with regard to our information systems. As a result of accidental as well as intentional actions of Internet users or “hackers”, we may experience delays or interruptions in business due to a breach in the security of confidential information. The costs required to mitigate the risks from computer viruses and alleviate other security problems could be significant and the efforts to address such problems could result in interruptions and delays in our business, which could have a material adverse effect on our results of operations. Furthermore, a breach in the security of our management information systems could cause our trade secrets and other proprietary information to enter the public domain, which could adversely effect our competitive position in the market.

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

Two principal stockholders, in the aggregate, beneficially own approximately 39% of the outstanding common stock as of March 8, 2004. Currently, there are no voting trusts or other agreements between these individuals to vote in concert, however, such persons, acting together, could have the ability to control most matters submitted to stockholders of Closure.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Finally, failure to comply with any of the new laws and regulations, including the requirements of Rule 404, could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

ITEM 2. PROPERTIES.

We lease a 69,000 square foot facility that houses manufacturing, research and development and our executive offices in Raleigh, North Carolina. The lease expires in November 2008 and we have the option to renew the lease upon termination.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock is quoted on the Nasdaq National Market under the symbol “CLSR.” The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 2002 and 2003.

	Market Price Per Share
	2002		2003
	High	Low	High	Low
First Quarter	$24.30	$18.00	$13.56	$8.28
Second Quarter	19.60	13.20	22.96	13.61
Third Quarter	15.90	11.01	26.85	18.93
Fourth Quarter	14.18	8.00	37.27	23.15

HOLDERS

As of March 8, 2004, there were approximately 247 holders of record of our Common Stock. We have no preferred stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report. We derived the financial data from our audited financial statements. The balance sheets as of December 31, 2002 and 2003 and the related statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2001, 2002 and 2003 and notes thereto appear elsewhere in this Annual Report.

	Years ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product sales	$13,370	$13,076	$18,405	$22,711	$33,933
License and product development revenues (1)	—	625	768	1,020	1,054

Total revenues	13,370	13,701	19,173	23,731	34,987
Cost of products sold	4,722	3,841	5,450	6,496	8,332

Gross profit	8,648	9,860	13,723	17,235	26,655

Research, development and regulatory affairs expenses	6,296	5,853	5,622	6,436	8,134
General and administrative expenses	5,266	5,400	5,504	6,855	6,592
Special charge- voluntary packaging recall (2)	—	—	430	—	—

Total operating expenses	11,562	11,253	11,556	13,291	14,726

Income (loss) from operations	(2,914)	(1,393)	2,167	3,944	11,929
Interest income, net	387	481	388	315	312

Income (loss) before taxes	(2,527)	(912)	2,555	4,259	12,241
Provision (benefit) for income taxes	—	—	21	(5,864)	4,430

Net income (loss) before cumulative effect of accounting change	(2,527)	(912)	2,534	10,123	7,811
Cumulative effect of accounting change (1)	—	(2,656)	—	—	—

Net income (loss)	$(2,527)	$(3,568)	$2,534	$10,123	$7,811

Net income (loss) per common share before cumulative effect of accounting change:
Basic	$(0.19)	$(0.07)	$0.19	$0.75	$0.57

Diluted	$(0.19)	$(0.07)	$0.18	$0.73	$0.54

Cumulative effect of accounting change per common share–basic and diluted	$—	$(0.20)	$—	$—	$—

Net income (loss) per common share:
Basic	$(0.19)	$(0.27)	$0.19	$0.75	$0.57

Diluted	$(0.19)	$(0.27)	$0.18	$0.73	$0.54

Shares used in computation of net income (loss) per common share:
Basic	13,324	13,390	13,468	13,535	13,758

Diluted	13,324	13,390	13,852	13,783	14,457

Pro forma amounts are presented below assuming the change in accounting principle adopted in 2000 is applied retroactively (1):
Pro forma- Net loss	$(1,902)	$(912)

Pro forma- Net loss per common share:
Basic	$(0.14)	$(0.07)

Diluted	$(0.14)	$(0.07)

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents and investments	$11,322	$11,832	$12,958	$17,042	$33,427
Working capital (3)	9,745	8,462	9,321	16,815	30,974
Total assets	22,511	22,139	25,340	36,747	53,768
Long-term debt and capital lease obligations, less current portion	2,155	332	—	336	—
Total stockholders’ equity	16,625	13,907	17,247	29,190	47,428

(1)	In 2000, we adopted SEC Staff Accounting Bulletin No. 101 which changed our method of accounting for revenue from license and product development agreements.
(2)	In 2001, we recalled three production lots of DERMABOND adhesive due to a mechanized packaging problem. See note 3 of notes to financial statements for further discussion.
(3)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements set forth below that are not historical facts or statements of current conditions are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “forecasts,” “estimates,” “plans,” “continues,” “may,” “will,” “should,” “anticipates” or “intends” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential products, future revenues, capital expenditures and research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, regulatory clearances and approvals, and other statements regarding matters that are not historical facts, involve predictions. Closure’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect Closure’s actual results, performance or achievements include, but are not limited to, the “Risk Factors” set forth in Item 1 of this Annual Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, we disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, included elsewhere in this Annual Report.

OVERVIEW

Since our inception in 1990, we have focused our efforts on developing and manufacturing innovative biomaterial-based medical devices for use in topical wound closure and wound care in humans and animals. In addition, our research efforts include the development of internal adhesive products.

In 2003, we established a new strategic plan for the corporation. Building upon our expertise in biomaterials, we will pursue three clinical platforms to address unmet medical needs and we are actively pursuing the clinical areas of topical wound care, internal surgical sealants and new complementary technologies. In order to execute our strategic plan and support our growth, we reorganized our management structure to enhance the strength of our business and added new senior management team members.

During 2003, DERMABOND adhesive continued to be our main revenue contributor, aided by the introduction of High-Viscosity DERMABOND, a thicker, easier to use formulation. This product line extension, approved by the FDA in January 2003, allows for more precise application without the “rundown” experienced with the less viscous versions. Also, during 2003, we further enhanced the design of the DERMABOND delivery system by introducing ProPen and ProPen XL, which were launched in both the U.S. and Europe in January 2004.

BAND-AID® Brand Liquid Bandage continued to provide significant revenue growth in just its second year of availability in the U.S. Consistent with the initial launch in 2002, CPC executed a print and television advertising campaign during the 2003 summer months to increase consumer awareness of the liquid bandage. CPC expanded distribution into foreign markets during 2003 when it introduced the liquid bandage product in Canada in early 2003 and later in the year in Europe. During the year, we completed the development of the first line extension of our consumer technology with the introduction of the BAND-AID® Brand Liquid Bandage Skin Crack. This product was launched by CPC during January 2004.

During 2003, we continued the development of our internal adhesives, particularly the vascular sealant product. We filed an Investigational Device Exemption with the FDA in June 2003, and completed enrollment of a ten-patient human pilot study in December. This was a milestone for Closure as this was the first time our technology has been used inside the human body. We anticipate initiating a definitive clinical study in the first half of 2004 given positive results from the human pilot follow-up with the FDA.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Total revenues for 2003 were $34,987,000 compared to $23,731,000 for 2002. Product revenues increased by 47% primarily due to sales of our DERMABOND adhesive and BAND-AID® Brand Liquid Bandage products. DERMABOND adhesive, which included the introduction of the High-Viscosity product during 2003, continued to represent the majority of total revenues. However, the BAND-AID® Brand Liquid Bandage product experienced significant year-over-year revenue growth, with the majority of this growth occurring during the first half of the year as CPC was gearing up for the summer bandage season, while the second half of 2003 was supported by the initial international shipments of liquid bandage. CPC introduced the liquid bandage product in Canada in early 2003 and then later in the year in Europe. In 2003 and 2002, 95% and 94% of product sales were to one customer, respectively. During 2004, we anticipate continued revenue growth as our DERMABOND and BAND-AID® Brand Liquid Bandage product lines continue to increase their market penetration, in particular the ProPen products and Liquid Bandage Skin Crack Gel, each of which were launched in January 2004. In addition, we believe another factor in our anticipated revenue growth could be the fact that we receive a higher percentage of the ultimate selling price of each unit of our ProPen product as compared to the original DERMABOND and High-Viscosity products. However, we will recognize a one-time reduction of revenue in the amount of $490,000 in the first quarter of 2004 for incentive payments made by Closure to Ethicon. These incentive payments are being made to resolve issues related to the payment provisions of the supply and distribution agreement for the DERMABOND product and to maintain goodwill and the positive relationship between the companies.

Cost of products sold. Cost of products sold for 2003 was $8,332,000 compared to $6,496,000 for 2002. Cost of products sold as a percentage of revenues was approximately 24% for 2003 and 27% for 2002. The improvement during 2003 was the result of higher production volumes coupled with manufacturing efficiency initiatives, including an increased scale of production and the addition of automated filling process for the liquid bandage product. We expect that future gross margin percentages on product sales will fluctuate based on production volumes and the relative proportion of professional products versus OTC products, which generally exhibit lower gross margin percentages. With regard to our ProPen products, despite the fact that we receive a higher percentage of the ultimate selling price of each unit of ProPen product as compared to the original DERMABOND and High-Viscosity products, we do not expect this to have a significant impact on our overall gross margin percentages during 2004 because it costs us more to produce the ProPen products than the other DERMABOND products.

Operating expenses. Operating expenses were approximately $14,726,000 and $13,291,000 for 2003 and 2002, respectively. Operating expenses consist of research, development and regulatory affairs expenses and general and administrative expenses. During 2003, research, development and regulatory affairs expenses increased primarily due to efforts surrounding the development and validation of our new ProPen and ProPen XL products, the development of an internal vascular sealant and the related pilot study, as well as the development of line extensions for current products. During 2003, research, development and regulatory affairs expenses represented approximately 23% of total revenues compared to 27% in 2002. We expect these expenses will increase as we expand our product pipeline and related development efforts and clinical trials for potential new products, in particular our internal surgical sealants. General and administrative expenses decreased in 2003 primarily due to a charge during 2002 of approximately $800,000 related to the transition of our CEO position. Overall, marketing personnel and insurance costs increased during 2003. General and administrative expenses as a percentage of total revenues decreased from 29% in the 2002 period to 19% in the 2003 period.

Interest income, net. Net interest income for 2003 decreased slightly to $312,000 from $315,000 for 2002. Total interest income decreased despite an overall increase in total investments and was primarily due to lower investment yields as a result of market interest rate changes during 2003. In addition, 2003 interest expense was minimal due to the extinguishment of our term loan balance during the first half of 2003.

Income taxes. The provision for income taxes was $4,430,000 during 2003 compared to a benefit from income taxes of $5,864,000 during 2002. In 2003, we began recording fully-taxed earnings at an effective rate of approximately 36%. Although we record a provision for income taxes on our statement of operations, we will not be required to pay federal income taxes, other than alternative minimum taxes, until such time as our net operating losses and tax credit carryforwards, approximately $10,668,000 and $2,189,000, respectively as of December 31, 2003, are exhausted.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Total revenues for 2002 were $23,731,000 compared to $19,173,000 for 2001. Product revenues increased by 23% which was primarily due to sales of BAND-AID® Brand Liquid Bandage, launched in April by CPC as well as increased shipments of DERMABOND adhesive. In 2002, DERMABOND adhesive continued to represent the majority of total revenues, approximately 75%. License and product development revenues increased during 2002 to $1,020,000 from $768,000 in 2001 as revenue previously deferred was recognized ratably over the lives of various contracts with our marketing partners. In 2002 and 2001, 94% and 83% of product sales were to one customer, respectively.

Cost of products sold. Cost of products sold for 2002 was $6,496,000 compared to $5,450,000 for 2001. Cost of products sold as a percentage of revenues was approximately 27% for 2002 and 29% for 2001. The decrease was attributable to increased production volumes and cost containment. Also, our product sales mix continued to be heavily weighted with the DERMABOND product, which had significantly higher margins than our over-the-counter products.

Operating expenses. Operating expenses were approximately $13,291,000 and $11,556,000 for 2002 and 2001, respectively. Operating expenses consisted of research, development and regulatory affairs expenses and general and administrative expenses. During 2002, research, development and regulatory affairs expenses were primarily focused on the development of DERMABOND adhesive line extensions, including the High-Viscosity clinical study, the development of an internal vascular sealant and wound management products and basic research. Overall, general and administrative expenses increased in 2002 primarily due to a charge of approximately $800,000 related to the transition of the CEO position. The charge included approximately $600,000 related to transition services provided by our former CEO and his entering into a non-competition agreement. The remainder primarily related to the taxes and benefits on the transition services and recruitment costs associated with the selection of a new CEO. In addition, general and administrative costs for 2002 increased due to additional outside professional services and personnel costs over the 2001 period.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $33,427,000 at December 31, 2003.

As of December 31, 2003, we had no long-term debt or capital lease obligations. Closure maintains a $3,000,000 line of credit for working capital purposes which had no borrowings under it at December 31, 2003. We currently have no commitments for any additional financing.

Contractual obligations consist of operating leases and capital asset commitments. Operating leases obligations primarily relate to our facility lease. Purchase obligations represent noncancellable commitments for capital asset investments.

(in thousands)	Payments due by period
Contractual Obligations as of December 31, 2003:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Long-term debt	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,765	762	1,524	1,479	—
Purchase obligations	472	472	—	—	—
Other long term liabilities	—	—	—	—	—

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of December 31, 2003. However, we estimate that capital investments for 2004 could be up to $2,500,000 to support facility expansion and additional manufacturing initiatives. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2003, Closure incurred approximately $8,134,000 in research, development and regulatory affairs expenses compared to $6,436,000 in 2002. The increase was primarily due to the development and validation of our new ProPen products, the development of an internal vascular sealant and the related pilot study, as well as the development of line extensions for current products. We continued to increase our research and development activities to maintain a competitive advantage and we anticipate that research and development expenses will increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. During 2003, 2002 and 2001, we were reimbursed $386,000, $905,000 and $576,000, respectively, in accordance with these cost sharing arrangements. We cannot estimate the costs to complete our research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes and regulatory approvals. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $11,510,000 for 2003 compared to $5,713,000 for 2002. The increase in cash provided by operations was primarily due to the increase in operating income during the 2003 period as well as the use of net operating loss carryforwards to reduce tax payments.

Net cash used by investing activities was $17,987,000 during 2003 and $7,590,000 during the 2002 period. The increase in net cash used during 2003 primarily related to an increased net investment in marketable securities and purchases of fixed assets supporting the manufacture of new products and our facility expansion.

Net cash provided by financing activities was $7,214,000 during 2003 compared to net cash used during 2002 of $371,000. Our primary financing activity during 2003 was related to the issuance of shares under the stock option and stock purchase plans.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $33,427,000 at December 31, 2003, will be sufficient to finance our operating and capital requirements for at least 12 to 24 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses to increase in order to develop new products, manufacture in commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our existing products, including DERMABOND adhesive and liquid bandage;

•	the progress of our research and product development programs for future nonabsorbable and internal adhesive products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development;

•	our ability to maintain existing marketing agreements, including our agreements with Ethicon and CPC for DERMABOND adhesive and liquid bandage, respectively, and establish and maintain new marketing agreements;

•	our ability to achieve product development milestones;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals and the costs of complying with regulatory requirements;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

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

CRITICAL ACCOUNTING ESTIMATES

This is not a comprehensive list of all of our accounting policies. Our significant accounting policies are described in note 2 to the financial statements included in Item 8 of this Form 10-K. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures. On an ongoing basis, our management re-evaluates its estimates and judgments. We believe the following financial statement items require the most significant judgments and estimates used in the preparation of the financial statements.

Intangible assets. Intangible assets are capitalized until either the related patent or license is issued or obtained, in which case they are amortized over the shorter of their remaining economic or useful lives or they are rejected or abandoned, in which case they are written off. Management estimates the remaining economic or useful life based on the subject matter protected, scope of the claims, the competitive barrier function and economic benefit. On an ongoing basis, we evaluate the adequacy of our patents and licenses carrying values in relation to estimated future cash flows and market trends exhibited by the related products. If estimates made by management related to useful lives of intangible assets prove to be incorrect, our results could be effected by the change in amounts amortized each period.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Closure evaluates its inventory for obsolescence on an ongoing basis. Management reviews market trends exhibited by our products and sales forecasts to determine products subject to obsolescence. If marketing conditions or customer requirements change and are less favorable than those projected by management, the realizable value of inventory may be overstated.

Income taxes. Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded when based on available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized. On a quarterly basis, we consider all positive and negative evidence, including our earnings history and existing contracts and partnerships, to determine whether it is more likely than not that certain deferred tax assets will be realized in the future. At December 31, 2003, Closure had $5,843,000 recorded as deferred tax assets, primarily related to net operating loss and tax credit carryforwards. If our estimates are incorrect, the realizable value of deferred tax assets may be overstated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 2003, our total portfolio consisted of approximately $33,427,000 of cash, cash equivalents and investments, the majority of which had average maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS.

Our financial statements required by this item are attached to this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our definitive 2004 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2003. The required information as to our executive officers is set forth in Part I hereof and incorporated herein by reference.

We have adopted a Corporate Code of Conduct that applies to, among others, the Chairman, President and Chief Executive Officer, the Vice President of Finance and Chief Financial Officer and the Controller as required by Section 406 of the Sarbanes Oxley Act of 2002. The Corporate Code of Conduct is posted on our website at http://www.closuremed.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our definitive 2004 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to our definitive 2004 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to our definitive 2004 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive 2004 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

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

On October 16, 2003, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the third quarter of 2003.

(c)	Exhibits.

The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Restated Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-Laws (Exhibit 3.2)(1)

Exhibit Number	Description

10.1†	Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.8)(1)

10.2‡	Amended and Restated 1996 Equity Compensation Plan of the Company (Exhibit 10.1) (7)

10.3‡	Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the Company (Exhibit 10.10)(1)

10.4‡	Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company (Exhibit 10.12)(1)

10.5‡	Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company (Exhibit 10.13)(1)

10.6	Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.19)(2)

10.7‡	Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company (Exhibit 10.19)(3)

10.8‡	Employment Agreement, dated as of January 1, 1998, between Anthony J. Sherbondy and the Company (Exhibit 10.20)(3)

10.9	Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.22)(3)

10.10‡	1999 Employee Stock Purchase Plan of the Company (Exhibit 10.1)(4)

10.11†	Distribution, Supply and Development Agreement, dated as of December 21, 2000, between Colgate Oral Pharmaceuticals, Inc. and the Company (Exhibit 10.23) (8)

10.12†	Licensing, Distribution and Supply Agreement between Johnson & Johnson Consumer Products Company and the Company dated as of May 23, 2001 (Exhibit 10.1)(5)

10.13†	Amendment, dated September 15, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.25) (9)

10.14†	Amendment, dated September 30, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.26) (9)

10.15†	Amendment, dated November 6, 2001, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.27) (9)

10.16	Rights Agreement, dated as of July 30, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Exhibit 4)(6)

10.17‡	Employment Agreement, dated as of July 9, 2001, between Jerry Y. Jonn and the Company (Exhibit 10.29) (9)

10.18‡	Amendment to Employment Agreement, dated as of March, 27, 2002, between Robert V. Toni and the Company (Exhibit 10.30) (9)

10.19‡	Employment Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.1) (10)

10.20‡	Defense Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.2) (10)

10.21‡	Amended and Restated Employment Agreement, dated as of February 13, 2003, between Anthony J. Sherbondy and the Company (Exhibit 10.34) (11)

10.22‡	Employment Agreement, dated as of March 3, 2003, between James F. Buck and the Company (Exhibit 10.1) (12)

10.23	Amendment, dated May 12, 2003, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.1) (13)

10.24‡*	Employment Agreement, dated as of December 4, 2004, between Bruce J. Krattenmaker and the Company

10.25‡*	Employment Agreement, dated as of December 19, 2004, between Michael J. Hoban and the Company

10.26‡*	Employment Agreement, dated as of December 19, 2004, between Gabriel N. Szabo and the Company

10.27‡*	Amended and Restated Employment Agreement, dated as of January 12, 2004, between Jeffrey G. Clark and the Company

10.28‡*	Employment Agreement, dated as of December 18, 2004, between Benny Ward and the Company

10.29‡*	Employment Agreement, dated as of March 30, 1998, between Debra L. Pawl and the Company

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page to this Annual Report)

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the “Commission”) pursuant to an order of the Commission granting the Company’s application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
‡	Compensation plans and arrangements for executives and others.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.
(5)	Filed as an exhibit to the Company’s Current Reports on Form 8-K filed June 22, 2001 and November 15, 2001.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed July 30, 2001.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-58456) filed with the Commission on April 6, 2001.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(d)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	CLOSURE MEDICAL CORPORATION

	By:	/S/ DANIEL A. PELAK
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

Signature	Capacity	Date

/S/ DANIEL A. PELAK Daniel A. Pelak	President and Chief Executive Officer (principal executive officer) and Director	March 12, 2004

/S/ BENNY WARD Benny Ward	Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 12, 2004

/S/ RONALD A. AHRENS Ronald A. Ahrens	Chairman of the Board of Directors	March 12, 2004

/S/ J. DANIEL COLE J. Daniel Cole	Director	March 12, 2004

/S/ RICHARD W. MILLER Richard W. Miller	Director	March 12, 2004

/S/ JAMES E. NIEDEL James E. Niedel	Director	March 12, 2004

/S/ F. WILLIAM SCHMIDT F. William Schmidt	Director	March 12, 2004

/S/ ROLF D. SCHMIDT Rolf D. Schmidt	Director	March 12, 2004

/S/ STEPHEN I. SHAPIRO Stephen I. Shapiro	Director	March 12, 2004

/S/ RANDY H. THURMAN Randy H. Thurman	Director	March 12, 2004

CLOSURE MEDICAL CORPORATION

Report of Independent Accountants

To the Board of Directors and Stockholders

of Closure Medical Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Closure Medical Corporation at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 2, 2004

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2003
Assets
Cash and cash equivalents	$666	$1,403
Short-term investments	14,060	23,614
Accounts receivable	2,473	2,976
Inventories	1,184	1,795
Prepaid expenses	407	698
Deferred income taxes	3,387	5,470

Total current assets	22,177	35,956
Furniture, fixtures and equipment, net	5,388	5,980
Intangible assets, net	2,999	3,049
Long-term investments	2,316	8,410
Deferred income taxes	3,867	373

Total assets	$36,747	$53,768

Liabilities and Stockholders’ Equity
Accounts payable	$1,236	$1,889
Accrued expenses	2,648	2,546
Deferred revenue	1,478	547

Total current liabilities	5,362	4,982
Other accrued liabilities	399	171
Deferred revenue	1,460	1,187
Long-term debt	336	—

Total liabilities	7,557	6,340

Commitments and contingencies (See notes 8, 9 and 10)	—	—
Preferred stock, $0.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 35,000 shares; issued and outstanding 13,549 and 14,127 shares, respectively	135	141
Additional paid-in capital	50,341	60,762
Accumulated deficit	(21,286)	(13,475)

Total stockholders’ equity	29,190	47,428

Total liabilities and stockholders’ equity	$36,747	$53,768

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2001	2002	2003
Product sales	$18,405	$22,711	$33,933
License and product development revenues	768	1,020	1,054

Total revenues	19,173	23,731	34,987
Cost of products sold	5,450	6,496	8,332

Gross profit	13,723	17,235	26,655

Research, development and regulatory affairs expenses	5,622	6,436	8,134
General and administrative expenses	5,504	6,855	6,592
Special charge - voluntary packaging recall (See note 3)	430	—	—

Total operating expenses	11,556	13,291	14,726

Income from operations	2,167	3,944	11,929
Interest expense	(205)	(45)	(4)
Interest income	593	360	316

Income before income taxes	2,555	4,259	12,241
Provision (benefit) for income taxes	21	(5,864)	4,430

Net income	$2,534	$10,123	$7,811

Shares used in computation of net income per common share:
Basic	13,468	13,535	13,758

Diluted	13,852	13,783	14,457

Net income per common share:
Basic	$0.19	$0.75	$0.57

Diluted	$0.18	$0.73	$0.54

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$2,534	$10,123	$7,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,027	1,294	1,236
Loss on disposals of fixed assets	58	125	22
Loss on disposals of intangible assets	135	340	439
Change in accounts receivable	(663)	(488)	(503)
Change in inventories	(650)	62	(611)
Change in prepaid expenses	45	(144)	(291)
Change in accounts payable and accrued expenses	976	622	323
Change in deferred revenue	(243)	(225)	(1,204)
Change in deferred taxes	—	(7,254)	1,411
Tax benefits associated with stock options	—	1,258	2,877

Net cash provided by operating activities	3,219	5,713	11,510

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(623)	(510)	(1,703)
Investment in intangible assets	(1,404)	(748)	(636)
Purchases of investments	(7,497)	(10,734)	(42,166)
Proceeds from the sale of investments	7,903	4,402	26,518

Net cash used by investing activities	(1,621)	(7,590)	(17,987)

Cash flows from financing activities:
Repayment of debt	(551)	(600)	(336)
Net proceeds from the issuance of shares under the stock option and stock purchase plans	806	562	7,550
Payments under capital lease obligations	(321)	(333)	—

Net cash provided (used) by financing activities	(66)	(371)	7,214

Increase (decrease) in cash and cash equivalents	1,532	(2,248)	737
Cash and cash equivalents, beginning of year	1,382	2,914	666

Cash and cash equivalents, end of year	$2,914	$666	$1,403

Supplemental cash flow information:

Cash payments for interest during 2001, 2002 and 2003 were approximately $151, $45 and $4, respectively. Cash payments for income taxes were $17, $80 and $219 during 2001, 2002 and 2003, respectively.

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2000	13,428	$134	$47,716	$(33,943)	$13,907
Exercise of stock options, 401(k) match and sale of common stock under ESPP	80	1	805	—	806
Net income	—	—	—	2,534	2,534

Balance at December 31, 2001	13,508	135	48,521	(31,409)	17,247
Exercise of stock options, 401(k) match and sale of common stock under ESPP	41	—	562	—	562
Income tax benefits from stock option exercises			1,258		1,258
Net income	—	—	—	10,123	10,123

Balance at December 31, 2002	13,549	135	50,341	(21,286)	29,190
Exercise of stock options, 401(k) match and sale of common stock under ESPP	578	6	7,544	—	7,550
Income tax benefits from stock option exercises			2,877		2,877
Net income	—	—	—	7,811	7,811

Balance at December 31, 2003	14,127	$141	$60,762	$(13,475)	$47,428

The accompanying notes are an integral part of these financial statements.

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

1.	ORGANIZATION AND OPERATIONS

Closure Medical Corporation (the “Company” or “Closure”) develops and manufactures innovative biomaterial-based medical devices for wound care and wound closure based on its proprietary cyanoacrylate technology. The Company’s medical devices can be used to close and seal wounds and incisions rapidly as well as stop leakage of blood and other bodily fluids from injured tissue. Our currently marketed products include DERMABOND Topical Skin Adhesive (“DERMABOND adhesive”), BAND-AID® Brand Liquid Bandage (“Liquid Bandage”), SOOTHE-N-SEAL® canker sore relief (“SOOTHE-N-SEAL® adhesive”) and NEXABAND® products.

The Company’s lead product DERMABOND adhesive is a nonabsorbable tissue adhesive that can be used to replace sutures and staples for certain topical wound closure applications. DERMABOND adhesive was approved for marketing by the United States Food and Drug Administration (“FDA”) in 1998. The Company’s marketing partner, Ethicon, Inc. (“Ethicon”), a Johnson & Johnson Company, markets and distributes DERMABOND adhesive.

In 2001, the Company received FDA clearance to market Liquid Bandage, which was the first cyanoacrylate medical device approved by the FDA for the over-the-counter (“OTC”) adhesive bandage market. In May 2001, the Company entered into an agreement providing Johnson & Johnson Consumer Products Company (“CPC”) with worldwide supply, distribution and development rights to the Liquid Bandage technology. The agreement includes rights to Closure’s Liquid Bandage and certain future OTC products, except for SOOTHE-N-SEAL® adhesive.

The Company entered into an agreement in 2000 providing Colgate Oral Pharmaceuticals, Inc. (“Colgate”), a subsidiary of Colgate-Palmolive Company, with supply, distribution and development rights to the Company’s SOOTHE-N-SEAL® adhesive technology for the treatment of canker sores of the mouth. The Company received FDA clearance to market SOOTHE-N-SEAL® adhesive in September 1999. SOOTHE-N-SEAL® adhesive was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market.

In 2001, the Company entered into an agreement providing Abbott Laboratories, Inc. (“Abbott”) with worldwide supply, distribution and development rights to the NEXABAND® product line. The NEXABAND® adhesive line consists of two products used in veterinary wound closure and wound care. The adhesives are used in cat declaw procedures as well as spay and neuter procedures. Currently, Abbott is distributing NEXABAND® adhesive products in North America, Australia, Germany, Sweden, Switzerland and the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents represent cash and all liquid investments having an original maturity of less than three months.

Investments

Short-term investments consist primarily of short-term money market funds, commercial paper and corporate bonds having maturities greater than three months but less than or equal to one year. Long-term investments have maturities greater than one year. All investments have been classified as available-for-sale securities. The fair market value, based on quoted market prices, of all investments approximates amortized cost. Investments are made in accordance with the Company’s Investment Policy as established by the Board of Directors.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates its inventory for obsolescence on an ongoing basis.

Closure Medical Corporation

Years Ended December 31, 2001 , 2002 and 2003

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance costs are expensed as incurred.

Intangible Assets

External legal costs, filing fees and other costs paid to third parties to secure patents and obtain licenses are capitalized until either the related patent or license is issued or obtained, in which case they are amortized over the shorter of its remaining economic or useful life, generally fifteen years for patents, or it is rejected or abandoned, in which case they are written off. On an ongoing basis, Closure evaluates the adequacy of the patent and license carrying values.

Impairment of Long-Lived Assets

The Company evaluates the net realizable value of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. SFAS 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. There were no impairments of long-lived assets recorded in 2001, 2002 or 2003.

Revenue Recognition

The sales price of DERMABOND adhesive and NEXABAND adhesives is ultimately determined by the sales price of the product to the ultimate customer. For these products, the Company recognizes revenue at an agreed-upon minimum price at the time these products are shipped. The Company’s marketing partners subsequently provide a summary of their sales on a quarterly basis, and at that time, additional revenue, if any, is recognized in an amount derived from the difference between the previously recognized minimum price at shipment and the average sales price received by the marketing partners. A decrease in the average selling price received by our marketing partner for DERMABOND adhesive, could ultimately result in a reduced minimum price for future product shipments. In addition, the Company recognizes royalty revenue for DERMABOND adhesive. Revenues from all products are recognized upon shipment to our customer or customer’s agent which is when title is transferred. Advance payments received by the Company that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods. Upon execution of certain agreements and achievement of certain criteria in accordance with those agreements, Closure may receive license and product development payments from its marketing partners. These payments are deferred and recognized ratably over the remaining life of the agreement in accordance with Staff Accounting Bulletin (SAB) 101.

During fiscal 2001, 2002 and 2003, one customer accounted for 83%, 94% and 95% of total product sales, respectively. One customer accounted for 98% and 94% of trade accounts receivable at December 31, 2002 and 2003, respectively. Each of the Company’s marketing partners are based in the United States, and accordingly, less than one percent of the Company’s revenues during 2001, 2002 and 2003 were from outside of North America. However, the majority of the Company’s products are marketed on a global basis by its marketing partners.

Research and Development Expenses

Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers. The Company has arrangements with certain marketing partners in which it shares certain research, development and regulatory affairs expenses related to approved projects. During 2001, 2002 and 2003 the Company was reimbursed $576,000, $905,000 and $386,000, respectively, in accordance with these cost sharing arrangements.

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. As a result, the Company has recorded a valuation allowance as of December 31, 2002 and 2003, as the Company believes it is more likely than not that some portion of the deferred tax asset may not be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts as well as disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Areas of the financial statements where estimates may have the most significant effect include the valuation of inventory, lives of tangible and intangible assets, impairment of long-lived assets, realization of deferred tax assets and provision for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates.

Related Parties

On January 1, 1998, the Company entered into an agreement with Innocoll GmbH, of Saal-Donau, Germany, which provided for fees to be paid to Innocoll of $180,000 per year for five years. During 2002, $225,000 was paid to Innocoll and $45,000 was included in accrued expenses at December 31, 2002. Innocoll acted as Closure’s authorized representative in Europe under the Medical Device Directive and provided alternative manufacturing space if needed. Two members of the Company’s Board of Directors own 99% of the equity of Innocoll. This agreement expired at December 31, 2002 and was not renewed.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at December 31, 2002 and 2003 approximated their fair value due to the short-term nature of these items.

The fair value of the Company’s investments at December 31, 2002 and 2003 approximated their carrying values as these investments were primarily interest-bearing investment-grade securities with maturities less than 18 months.

The carrying value of the Company’s notes payable at December 31, 2002 approximated fair value as the interest rate on this obligation approximated rates available in the financial market at that date.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148.

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the “Plan”), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 18, 2002. The Plan provides that a maximum of 6,000,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by the compensation committee of the Board of Directors (the “Committee”). Grants under the Plan may consist of (i) options intended to qualify as incentive stock options (“ISOs”) within the meaning of section 422 of the Internal Revenue Code or (ii) so-called “nonqualified stock options” (“NQSOs”) that are not intended to so qualify. Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not exceed five years from the date of grant. Options outstanding at December 31, 2001, 2002 and 2003 generally vest within three to five years.

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the Plan and in the year of purchase for benefits received under the Employee Stock Purchase Plan, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	2001	2002	2003*
Net income –as reported	$2,534	$10,123	$7,811
Less: Pro forma adjustment for stock-based compensation	(10,628)	(10,829)	(7,049)

Net income (loss) –pro forma	$(8,094)	$(706)	$762

Basic net income (loss) per common share:
As reported	$0.19	$0.75	$0.57

Pro forma	$(0.60)	$(0.05)	$0.06

Diluted net income (loss) per common share:
As reported	$0.18	$0.73	$0.54

Pro forma	$(0.60)	$(0.05)	$0.05

The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

	2001	2002	2003
Average expected life (years)	7.0	7.4	7.1
Average interest rate	4.4-5.3%	3.7-5.4%	2.7-4.2%
Volatility	84.3%	80.8%	78.1%
Dividend yield	0.0%	0.0%	0.0%

*	2003 is presented net of tax as the Company was subject to federal income tax during the entire year.

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Segment Reporting

The Company has no separately reportable operating segments as of December 31, 2003.

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not participate in the investment activities covered by SFAS 149 and therefore, this standard did not have a material impact on the Company’s financial position or results of operations.

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

4.	INVENTORIES

Inventories included the following (in thousands):

	December 31,
	2002	2003
Packaging	$433	$995
Raw materials	171	236
Work–in–process	372	547
Finished goods	208	17

	$1,184	$1,795

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

5.	FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment included the following (in thousands):

	December 31,		Estimated Useful Lives
	2002	2003
Furniture and computers	$1,336	$1,337	3–10 years
Machinery and equipment	5,765	6,512	5–10 years
Leasehold improvements	3,096	3,200	Life of lease
Construction–in–progress	83	714

	10,280	11,763
Accumulated depreciation	(4,892)	(5,783)

	$5,388	$5,980

Depreciation expense for 2001, 2002 and 2003 was $982, $1,178 and $1,089, respectively.

6.	INTANGIBLE ASSETS

Intangible assets included the following (in thousands):

	December 31,		Estimated Useful Lives
	2002	2003
Trademarks	$57	$57	5 years
Patents:
Approved	1,092	1,637	5-17 years
Unapproved	1,648	1,300	*
License	550	550	15 years
Other	197	197	5 years

	3,544	3,741
Accumulated amortization:
Trademarks	57	57
Patents	236	346
License	55	92
Other	197	197

	545	692

	$2,999	$3,049

*	Patents are not amortized until approved.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally fifteen years for patents. Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years are as follows:

(in thousands)
Actual amortization expense:
2001	$45
2002	116
2003	147

Estimated amortization expense:
2004	$136
2005	136
2006	132
2007	132
2008	132

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2002	2003
Accrued payroll and benefits	$1,654	$1,814
CEO transition costs	328	227
Other	666	505

	$2,648	$2,546

In September 2002, the Company recorded a charge of approximately $800,000 related to the transition of the CEO position. The charge included approximately $600,000 related to transition services provided by the Company’s former CEO and his entering into a non-competition agreement, which will be paid to the former CEO over a three year period. The remainder primarily related to taxes and benefits on the transition services and recruitment costs associated with the selection of a new CEO. At December 31, 2002 and 2003, $328,000 and $227,000 was included in short term accrued expenses and $399,000 and $171,000, respectively, remained in long-term other accrued liabilities related to this charge.

8.	DEBT AND RELATED ACCRUED INTEREST

In May 2002, the Company’s equipment term loan and line of credit matured and the outstanding balance of approximately $690,000 was refinanced as a borrowing within its $3,000,000 line of credit, which was simultaneously renewed for a two-year period. At December 31, 2002, the line of credit outstanding balance was $336,000 and was classified as long-term debt as the agreement did not require principal payments within one year.

In December 2003, the Company renewed its $3,000,000 line of credit for a two-year period with more favorable terms including minimal affirmative covenants. There were no borrowings against the line of credit at December 31, 2003.

9.	LEASES

The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2008. Rent expense related to operating leases was approximately $569,000, $572,000 and $606,000 for 2001, 2002 and 2003, respectively.

Future minimum lease payments under noncancellable operating leases, primarily for facilities rental, with initial terms of one year or more are as follows at December 31, 2003 (in thousands):

2004	$762
2005	763
2006	761
2007	769
2008	710
Thereafter	—

Total minimum lease payments	$3,765

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

10.	MAJOR CUSTOMERS

In March 1996, the Company entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. The agreement requires Ethicon to make minimum purchases that increase annually and to pay royalties based upon net sales. During December 2003, the agreement was amended to extend the term until March 2005 and to provide that the agreement will automatically renew for consecutive periods of one year unless Ethicon serves notice of termination at least by December 15 of the year preceding the expiration date of the renewal period. The agreement is terminable upon specified events, including material breach by either party and insolvency of either party. Upon certain events of default by the Company, including failure to provide an adequate supply of product, Ethicon may end its arrangement to purchase DERMABOND adhesive from the Company, and may manufacture the product itself and pay the Company royalties based on sales. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

In May 2001, the Company entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID® Brand Liquid Bandage technology. Included in the agreement are rights to certain future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL® adhesive technology. The agreement requires CPC to purchase annual minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party notifies the other at least six months prior of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and certain milestones achieved by Closure, CPC made payments to the Company in recognition of its previous research and development expenditures. These payments have been deferred and are being recognized ratably over the life of the agreement. In accordance with the agreement, the Company may receive a future milestone payment, based on achievement of certain criteria.

In December 2000, the Company entered into an exclusive worldwide supply, distribution and development rights agreement for SOOTHE-N-SEAL® adhesive with Colgate. Under the agreement, Colgate acquired exclusive worldwide rights to market, sell and distribute SOOTHE-N-SEAL® adhesive and future oral care products, based upon the Company’s proprietary cyanoacrylate technology, to both professional and consumer markets. Upon execution of the agreement, Colgate paid Closure a license fee in consideration for all right, title and interest in the SOOTHE-N-SEAL® adhesive trademark. These payments were deferred and are being recognized ratably over the life of the agreement. The agreement requires Colgate to purchase annual minimum quantities and, at the end of the seven-year term, may be renewed by agreement of both parties for additional periods. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

In July 2001, the Company entered into an agreement providing Abbott with exclusive worldwide, supply, distribution and development rights to its veterinary NEXABAND® product line. This agreement also grants Abbott rights to future veterinary products based on the Company’s cyanoacrylate technology and co-developed through the collaboration of the parties. The agreement requires Abbott to purchase a minimum dollar amount of product during each contract year. At the end of the contract term, the agreement may be renewed for additional periods with the consent of both parties. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

11.	INCOME TAXES

Significant components of the Company’s income tax expense (benefit) for the years ended December 31, 2001, 2002 and 2003 were as follows (in thousands):

	December 31,
	2001	2002	2003
Current
Federal	$21	$(21)	$88
State	—	154	53
Deferred
Federal	—	(5517)	3,779
State	—	(480)	510

Total tax expense (benefit)	$21	$(5,864)	$4,430

Income taxes computed at the statutory federal income tax rate of 34% were reconciled to the provision for income taxes for the years ended December 31, 2001, 2002 and 2003 as follows (in thousands):

	December 31,
	2001	2002	2003
U.S. federal tax at statutory rate	$868	$1,448	$4,162
State taxes (net of federal benefit)	123	204	588
Change in valuation allowance	(513)	(7,209)	100
Deductions related to stock options not applicable for financial reporting	(268)	—	—
Tax credits	(360)	(442)	(335)
Other	150	156	(85)
Alternative minimum taxes	21	(21)	—

Provision (benefit) for income taxes	$21	$(5,864)	$4,430

Deferred tax assets were comprised of the following (in thousands):

	December 31,
	2002	2003
Net operating loss carryforwards	$5,276	$4,322
Tax credit carryforwards:
Federal research and development credits	1,987	2,189
Federal alternative minimum tax credits	—	63
State credits	324	458
Temporary differences:
Accruals, reserves and other	398	460
Deferred revenue	860	447
Fixed assets and depreciation	(168)	(551)
Intangible assets and amortization	(953)	(975)

	7,724	6,413
Valuation allowance	(470)	(570)

Net deferred tax asset	$7,254	$5,843

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

11.	INCOME TAXES—Continued

At December 31, 2003, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $10,668,000 which expire beginning in the year 2012. The Company also has federal research and development tax credit carryforwards of approximately $2,189,000 which will begin to expire in the year 2011 and state tax credits of approximately $458,000 which begin to expire in 2004. The federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The majority of the Company’s state tax credit carryforwards may be designated for use against either the franchise or state income tax.

Prior to 2002, no deferred provision or benefit for income taxes was recorded because the Company was in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2002, the Company re-evaluated the amount of valuation allowance required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets to an amount that it believes is more likely than not of being realized based on the Company’s assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 2003, the valuation allowance primarily reflected uncertainties involving the realization of state tax credits and loss carryforwards. The valuation allowance was increased by $100,000 during 2003 to reflect additional uncertainties regarding the realization of certain state tax assets.

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes stock option activity under the Plan:

	Shares	Weighted–Average Price Per Share	Weighted–Average Fair Value
Options outstanding at December 31, 2000	2,935,419	$20.43
Granted	308,200	20.07	$15.62
Exercised	(53,165)	10.10	—
Canceled	(51,400)	24.46	—

Options outstanding at December 31, 2001	3,139,054	20.51
Granted	1,003,650	17.37	13.43
Exercised	(9,975)	6.64	—
Canceled	(170,650)	19.80	—

Options outstanding at December 31, 2002	3,962,079	19.78
Granted	1,334,250	21.42	16.48
Exercised	(535,637)	13.37	—
Canceled	(43,840)	25.94	—

Options outstanding at December 31, 2003	4,716,852	$20.96

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

12.	EMPLOYEE BENEFIT PLANS—Continued

The following table summarizes information about stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Life	Number Exercisable	Weighted– Average Exercise Price
$ 5.00–$14.56	726,489	$12.62	6.91	325,979	$11.88
$14.75–$24.75	2,991,003	19.91	7.55	1,663,022	20.53
$25.25–$29.81	633,153	28.62	5.58	539,783	29.05
$30.63–$35.00	366,207	32.77	7.62	162,402	32.76

Total	4,716,852			2,691,186

Options available for grant at December 31, 2003 totaled 461,377.

Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the “ESPP”) to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for issuance under the ESPP. Under the ESPP, employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 2002 and 2003, 26,758 and 37,432 shares were issued under the ESPP, respectively. At December 31, 2003, 1,390,749 shares were available for issuance.

The Company maintains a 401(k) Retirement Plan and Trust (the “401(k) Plan”) available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations and the Company matches contributions on a discretionary basis. Beginning in 1997, the Company contributed one-half of its matching contribution in the form of cash and one-half in the form of shares of Common Stock of the Company. Shares are issued based on the closing stock price of the Common Stock at the end of each fiscal quarter, with fractional share amounts carried over to subsequent quarters. At December 31, 2002 and 2003, the 401(k) Plan had a receivable from the Company of 1,447 and 531 shares, respectively, based on a closing stock price of $10.48 and $34.09 per share, respectively. Employer cash match amounts contributed to the 401(k) Plan during 2002 and 2003 were approximately $73,000 and $80,000, respectively.

Closure Medical Corporation

Years Ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

13.	QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for years ended December 31, 2002 and 2003.

	2002 Quarters Ended (In thousands, except per share data)
	March 31	June 30	Sept. 30	Dec. 31
Revenues	$5,400	$5,657	$5,901	$6,773
Cost of products sold	(1,663)	(1,614)	(1,472)	(1,747)

Gross profit	3,737	4,043	4,429	5,026
Research, development and regulatory affairs expenses	1,600	1,743	1,574	1,519
General and administrative expenses	1,338	1,459	2,259	1,799

Income from operations	799	841	596	1,708
Interest income, net	63	81	82	90
Provision (benefit) for income taxes	15	(36)	98	(5,941)

Net income	$847	$958	$580	$7,739

Net income per common share:
Basic	$0.06	$0.07	$0.04	$0.57

Diluted	$0.06	$0.07	$0.04	$0.56

	2003 Quarters Ended (In thousands, except per share data)
	March 31	June 30	Sept. 30	Dec. 31
Revenues	$8,161	$8,481	$8,861	$9,484
Cost of products sold	(1,893)	(2,048)	(2,140)	(2,250)

Gross profit	6,268	6,433	6,721	7,234
Research, development and regulatory affairs expenses	1,830	2,158	2,042	2,103
General and administrative expenses	1,527	1,693	1,657	1,716

Income from operations	2,911	2,582	3,022	3,415
Interest income, net	78	69	69	96
Provision for income taxes	1,070	980	1,140	1,240

Net income	$1,919	$1,671	$1,951	$2,271

Net income per common share:
Basic	$0.14	$0.12	$0.14	$0.16

Diluted	$0.14	$0.12	$0.13	$0.15