Form 10-Q
period 2004-03-31
CLOSURE MEDICAL CORP
filed 2004-05-10
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, par value $0.01 per share	14,260,936

CLOSURE MEDICAL CORPORATION

PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	MARCH 31, 2004 (unaudited)	DECEMBER 31, 2003
Assets
Cash and cash equivalents	$3,083	$1,403
Short-term investments	27,343	23,614
Accounts receivable	5,981	2,976
Inventories	2,044	1,795
Prepaid expenses	647	698
Deferred income taxes	5,417	5,470

Total current assets	44,515	35,956
Furniture, fixtures and equipment, net	6,245	5,980
Intangible assets, net	3,076	3,049
Long-term investments	4,778	8,410
Deferred income taxes	—	373

Total assets	$58,614	$53,768

Liabilities and Stockholders’ Equity
Accounts payable	$2,445	$1,889
Accrued expenses	1,445	2,546
Deferred revenue	235	547

Total current liabilities	4,125	4,982
Other accrued liabilities	114	171
Deferred revenue	1,128	1,187
Deferred income taxes	493	—

Total liabilities	5,860	6,340

Commitments and contingencies	—	—

Preferred Stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common Stock, $.01 par value. Authorized 35,000 shares; 14,247 and 14,127 shares issued and outstanding, respectively	143	141
Additional paid-in capital	63,564	60,762
Accumulated deficit	(10,945)	(13,475)
Other comprehensive income (loss)	(8)	—

Total stockholders’ equity	52,754	47,428

Total liabilities and stockholders’ equity	$58,614	$53,768

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Product sales	$10,204	$7,899
License and product development revenues	264	262

Total revenues	10,468	8,161
Cost of products sold	2,667	1,893

Gross profit	7,801	6,268

Research, development and regulatory affairs expenses	2,308	1,830
General and administrative expenses	1,662	1,527

Total operating expenses	3,970	3,357

Income from operations	3,831	2,911
Interest income, net	109	78

Income before income taxes	3,940	2,989
Provision for income taxes	1,410	1,070

Net income	$2,530	$1,919

Shares used in computation of net income per common share:
Basic	14,217	13,604

Diluted	16,042	13,751

Net income per common share:
Basic	$0.18	$0.14

Diluted	$0.16	$0.14

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,530	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	323	292
Loss on disposals of intangible assets	40	100
Change in accounts receivable	(3,005)	(658)
Change in inventories	(249)	(97)
Change in prepaid expenses	51	37
Change in accounts payable and accrued expenses	(602)	(1,200)
Change in deferred revenue	(371)	(349)
Change in deferred income taxes	919	777
Tax benefits associated with stock options	438	217

Net cash provided by operating activities	74	1,038

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(553)	(236)
Investment in intangible assets	(102)	(159)
Purchases of investments	(5,398)	(4,294)
Proceeds from the sale of investments	5,293	3,171

Net cash used by investing activities	(760)	(1,518)

Cash flows from financing activities:
Repayment of debt	—	(150)
Net proceeds from the issuance of shares under the stock option and stock purchase plans	2,366	513

Net cash provided by financing activities	2,366	363

Increase (decrease) in cash and cash equivalents	1,680	(117)
Cash and cash equivalents at beginning of period	1,403	666

Cash and cash equivalents at end of period	$3,083	$549

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

2. Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was effective for calendar year companies as of January 1, 2004. Because the Company does not have interests in variable interest entities, the adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This amendment of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148.

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

	Three Months Ended March 31,
	2004	2003
Net income –as reported	$2,530	$1,919
Less: Pro forma adjustment for stock- based compensation expense	(2,043)	(1,228)

Net income –pro forma	$487	$691

Basic net income per common share:
As reported	$0.18	$0.14
Effect of pro forma adjustment	(0.14)	(0.09)

Pro forma	$0.04	$0.05

Diluted net income per common share:
As reported	$0.16	$0.14
Effect of pro forma adjustment	(0.13)	(0.09)

Pro forma	$0.03	$0.05

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience at the grant date.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

3. Income Taxes

The Company estimated that its effective tax rate for the quarters ended March 31, 2004 and 2003 was approximately 36%. The effective tax provision rate differed from the statutory federal income tax rate primarily due to the impact of state taxes and the estimated effect of research and development credits.

4. Inventories

Inventories included the following (in thousands):

	March 31, 2004	December 31, 2003
Packaging	$880	$995
Raw materials	147	236
Work–in–process	933	547
Finished goods	84	17

	$2,044	$1,795

5. Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per common share is computed using the weighted-average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method and are excluded from the computation if their effect is antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited, condensed financial statements and notes thereto included in Part I—Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “expect,” “anticipate,” “believe,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on a number of factors concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control. These statements include, among others, the statements in Management’s Discussion and Analysis about the following:

•	our expectations with respect to increases in operating expenses;

•	expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical studies;

•	expectations with respect to the development, manufacturing and approval of new products and line extensions of our existing products;

•	expectations with respect to incurring additional capital expenditures to expand our manufacturing capabilities;

•	expectations with respect to generating revenue or maintaining profitability;

•	our ability to maintain our existing marketing agreements and to enter into additional marketing agreements, and the ability of our existing marketing partners to successfully commercialize products incorporating our technologies;

•	the sufficiency of our existing cash, cash equivalents and investments to finance our capital requirements for at least 12 to 24 months; and

•	expectations with respect to future capital requirements.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

•	a decline in the level of demand for our products;

•	developments by competitors;

•	our inability to obtain regulatory clearances;

•	general economic conditions and specifically, conditions in the health care industry;

•	our ability to protect our proprietary products, know-how and manufacturing processes;

•	the success of our pivotal study for the vascular sealant product and future clinical studies;

•	the successful enrollment of current and future clinical studies;

•	our inability to obtain adequate supply of raw materials;

•	the development, manufacture and approval of new products and line extensions of our existing products;

•	the failure to maintain existing marketing agreements and to enter into new marketing agreements;

•	unanticipated cash requirements to support current operations or research and development; and

•	our ability to attract and retain key personnel.

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

We have entered into marketing partnerships with third parties that distribute and market our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company; Johnson & Johnson Consumer Products Company, or CPC; Colgate Oral Pharmaceuticals, Inc.; and Abbott Laboratories, Inc.

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. In January 2004, two new applicator systems, ProPen and ProPen XL, for the DERMABOND product line were launched by Ethicon. The applicators further enhance DERMABOND’s precision application and ease of use. The ProPen is a single-use device designed with interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen delivers twice the express volume as the ProPen for closing long surgical incisions. Also during January 2004, CPC launched BAND-AID® Brand Liquid Bandage for Skin Cracks, the first line extension for the original liquid bandage.

Our research and development efforts also include internal adhesive products. The first product of the vascular therapy platform is a vascular sealant device to be used in peripheral vascular procedures such as arteriovenous bypass and access procedures. In March 2004, we received approval from the U. S. Food and Drug Administration and have initiated enrollment in a pivotal clinical study to support U.S. Premarket Approval for our vascular sealant product, our first product to be used inside the body. The approval was based on the positive results of a ten-patient pilot study that completed enrollment in December 2003. The randomized pivotal study will enroll 150 patients, with four- and twelve-week follow-up visits, at approximately 14 medical institutions in the United States and Europe. The study will assess the ability of the vascular sealant to prevent leakage following reconstruction of vascular structures in patients receiving femoral-popliteal bypass or arteriovenous shunt procedures for hemodialysis access.

In addition to the vascular sealant, we are researching other indications for our internal adhesive technology. These and other future products require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

RESULTS OF OPERATIONS

Revenues. Total revenues increased by 28% for the three months ended March 31, 2004 to $10.5 million compared to $8.2 million for the corresponding period of 2003. First-quarter 2004 revenues include a one-time reduction of $490,000 for incentive payments to be made to Ethicon during 2004 relating to DERMABOND adhesive. DERMABOND adhesive represented approximately 70 percent of total revenues while BAND-AID® Brand Liquid Bandage contributed the majority of the balance. DERMABOND adhesive experienced revenue growth as a result of the continuing penetration and acceptance of High-Viscosity DERMABOND and the introduction of the ProPen and ProPen XL in January. The BAND-AID® Brand Liquid Bandage contributed the balance of the top-line growth primarily through expanded distribution in markets outside the U.S. The Company’s marketing partner, Johnson & Johnson Consumer Products Company, introduced the liquid bandage in Australia and New Zealand during the first quarter and continued its product launch in Europe, where it is marketed under the Compeed® brand name, a recognized leader in the European bandage market. In addition to its international product launch efforts, J&J has recently initiated its 2004 U.S. promotional campaign which will continue through the upcoming bandage season. Also contributing to the revenue growth during the quarter was the January introduction in the U.S. of a new liquid bandage line extension for skin cracks.

Cost of products sold. Cost of products sold was $2.7 million for the three months ended March 31, 2004 compared to $1.9 million for the 2003 period. Cost of products sold as a percentage of revenues increased to 25% for the three months ended March 31, 2004 from 23% for the corresponding 2003 period. This increase was due to increased sales of our lower gross margin liquid bandage product during the 2004 period as well as incremental costs for the expanded manufacturing facility. Factors that we expect to impact costs of goods sold as a percentage of total revenue during the second quarter 2004 include a $200,000 decrease in product development revenues and in-house production start-up costs for our new ProPen products. Additionally, we expect that future costs of products sold will continue to fluctuate based on production volumes and the relative proportion of our various products.

Operating Expenses. Operating expenses were $4.0 million for the three months ended March 31, 2004 and $3.4 million for the same period of 2003. The increase was primarily due to additional personnel and overhead costs for research, product development and new business development. As a percentage of total revenues, research and development expenses were comparable to 2003 at 22%, while general and administrative expenses decreased to 16%, down from 19% in the first quarter of 2003.

Net interest income. Net interest income was $109,000 for the three months ended March 31, 2004, compared to $78,000 for the three months ended March 31, 2003. The increase is primarily due the absence of long-term debt in the 2004 period and a higher average investment balance.

Provision for income taxes. The provision for income taxes was $1.4 million for the three months ended March 31, 2004 compared to $1.1 million during the same 2003 period. Although we record a provision for income taxes on our statement of operations, we will not be required to actually pay federal income taxes, other than alternative minimum taxes, until such time as our net operating losses, approximately $8.1 million as of March 31, 2004, and tax credit carryforwards, approximately $2.8 million as of March 31, 2004, are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. At March 31, 2004, we had net working capital of $40.4 million. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $35.2 million at March 31, 2004.

Additionally, Closure maintains a $3.0 million line of credit for working capital purposes which is secured by trade accounts receivable, inventory and equipment. At March 31, 2004, there was no outstanding balance on the line of credit.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of March 31, 2004. We estimate that 2004 capital expenditures may be up to approximately $2.5 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2003, Closure incurred approximately $8.1 million in research, development and regulatory affairs expenses compared to $6.4 million during 2002. We anticipate that research and development expenses will continue to increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials and fees paid to consultants and outside contractors and providers. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. Reimbursements from our marketing partners are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. During the first three months of 2004, we recorded reimbursements of approximately $28,000 in accordance with these cost-sharing arrangements. We cannot estimate the costs of our research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes and regulatory approvals. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $74,000 for the three months ended March 31, 2004 compared to $1.0 million for the same period in 2003. Cash flow from operations decreased as a result of increased accounts receivable at March 31, 2004 and the payment during the first quarter of previously accrued annual bonuses for the 2003 calendar year. The increase in accounts receivable was primarily due to the timing of shipments more heavily weighted in March.

Net cash used by investing activities was $760,000 for the three months ended March 31, 2004 compared to $1.5 million during the 2003 period. The decrease in net cash used during 2004 primarily related to a net decrease in purchases of investments.

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2004 compared to $363,000 for same period in 2003. The increase in net cash provided by financing activities was due to an increase in net proceeds from the exercise of stock options and the issuance of shares under our employee benefit plans during the 2004 period.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $35.2 million as of March 31, 2004, will be sufficient to finance our operating and capital requirements for at least 12 to 24 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses will increase as we implement our strategic plan. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our products, including our lead product, DERMABOND adhesive and liquid bandage;

•	the progress of our research and product development programs for future nonabsorbable and absorbable products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development;

•	our ability to maintain existing marketing agreements, including our agreement with Ethicon and CPC for DERMABOND adhesive and liquid bandage, respectively, and establish and maintain new marketing agreements;

•	our ability to achieve product development milestones;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals and the costs of complying with regulatory requirements;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2003. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments as established by the Board of Directors. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At March 31, 2004, our total portfolio consisted of approximately $35.2 million of cash, cash equivalents and investments, the majority of which had maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

Exhibit 10.1* – Fourth Amendment to Supply and Distribution Agreement, effective as of December 19, 2003, by and between Ethicon, Inc. and Closure Medical Corporation.

Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Financial Officer.

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

Exhibit 32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

(b)	Reports on Form 8-K.

On February 12, 2004, the Registrant furnished a Current Report on Form 8-K relating to the press release announcing its earnings for the fourth quarter of 2003

On April 20, 2004, the Registrant furnished a Current Report on Form 8-K relating to the press release announcing its earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOSURE MEDICAL CORPORATION

Date: May 10, 2004	By:	DANIEL A. PELAK
Daniel A. Pelak
President and Chief Executive Officer

Date: May 10, 2004	By:	BENNY WARD
Benny Ward
Vice President of Finance and Chief Financial Officer