Form 10-Q
period 2004-06-30
CLOSURE MEDICAL CORP
filed 2004-08-09
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock, par value $0.01 per share	14,333,782

CLOSURE MEDICAL CORPORATION

PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	JUNE 30, 2004 (unaudited)	DECEMBER 31, 2003
Assets
Cash and cash equivalents	$1,139	$1,403
Short-term investments	37,325	23,614
Accounts receivable	3,868	2,976
Inventories	1,662	1,795
Prepaid expenses	660	698
Deferred income taxes	5,417	5,470

Total current assets	50,071	35,956
Furniture, fixtures and equipment, net	6,031	5,980
Intangible assets, net	3,036	3,049
Long-term investments	3,992	8,410
Deferred income taxes	—	373

Total assets	$63,130	$53,768

Liabilities and Stockholders’ Equity
Accounts payable	$1,761	$1,889
Accrued expenses	2,051	2,546
Deferred revenue	603	547

Total current liabilities	4,415	4,982
Other accrued liabilities	57	171
Deferred revenue	1,071	1,187
Deferred income taxes	1,567	—

Total liabilities	7,110	6,340

Commitments and contingencies	—	—

Preferred stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 35,000 shares; 14,295 and 14,127 shares issued and outstanding, respectively	143	141
Additional paid-in capital	64,417	60,762
Accumulated deficit	(8,407)	(13,475)
Other comprehensive income (loss)	(133)	—

Total stockholders’ equity	56,020	47,428

Total liabilities and stockholders’ equity	$63,130	$53,768

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Product sales	$11,220	$8,217	$21,424	$16,116
License and product development revenues	59	264	322	526

Total revenues	11,279	8,481	21,746	16,642
Cost of products sold	3,161	2,048	5,828	3,941

Gross profit	8,118	6,433	15,918	12,701

Research, development and regulatory affairs expenses	2,656	2,158	4,963	3,988
General and administrative expenses	1,638	1,693	3,300	3,220

Total operating expenses	4,294	3,851	8,263	7,208

Income from operations	3,824	2,582	7,655	5,493
Interest income, net	124	69	233	147

Income before income taxes	3,948	2,651	7,888	5,640
Provision for income taxes	1,410	980	2,820	2,050

Net income	$2,538	$1,671	$5,068	$3,590

Shares used in computation of net income per common share:
Basic	14,265	13,665	14,241	13,635

Diluted	15,304	14,129	15,620	13,819

Net income per common share:
Basic	$0.18	$0.12	$0.36	$0.26

Diluted	$0.17	$0.12	$0.32	$0.26

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,068	$3,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	667	630
Loss on disposal of fixed assets	125	10
Loss on abandonment of patents	130	250
Change in accounts receivable	(892)	(1,335)
Change in inventories	133	(213)
Change in prepaid expenses	38	18
Change in accounts payable and accrued expenses	(737)	(597)
Change in deferred revenue	(60)	(539)
Change in deferred income taxes	1,993	1,436
Tax benefits associated with stock options	704	453

Net cash provided by operating activities	7,169	3,703

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(769)	(888)
Investment in intangible assets	(191)	(372)
Purchases of investments	(17,889)	(12,944)
Proceeds from the sale of investments	8,463	10,048

Net cash used by investing activities	(10,386)	(4,156)

Cash flows from financing activities:
Repayment of debt	—	(336)
Net proceeds from the issuance of shares under the stock option and stock purchase plans	2,953	974

Net cash provided by financing activities	2,953	638

Increase (decrease) in cash and cash equivalents	(264)	185
Cash and cash equivalents at beginning of period	1,403	666

Cash and cash equivalents at end of period	$1,139	$851

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This amendment of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The effects of the Company adopting the disclosure requirements of SFAS 123 and SFAS 148 are included in the following.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

2. Significant Accounting Policies (continued)

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

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income –as reported	$2,538	$1,671	$5,068	$3,590
Less: Pro forma adjustment for stock- based compensation expense	(2,764)	(1,438)	(4,808)	(2,682)

Net income (loss) –pro forma	$(226)	$233	$260	$908

Basic net income (loss) per common share:
As reported	$0.18	$0.12	$0.36	$0.26

Pro forma	$(0.02)	$0.02	$0.02	$0.07

Diluted net income (loss) per common share:
As reported	$0.17	$0.12	$0.32	$0.26

Pro forma	$(0.02)	$0.02	$0.02	$0.07

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience at the grant date.

3. Income Taxes

The Company estimated that its effective tax rate for the three and six months ended June 30, 2004 and 2003 was approximately 36%. The effective tax provision rate differed from the statutory federal income tax rate primarily due to the impact of state taxes and the estimated effect of research and development credits.

4. Inventories

Inventories included the following (in thousands):

	June 30, 2004	December 31, 2003
Packaging	$835	$995
Raw materials	126	236
Work–in–process	447	547
Finished goods	254	17

	$1,662	$1,795

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

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

This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “expect,” “anticipate,” “believe,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on a number of factors concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control. These statements include, among others, the statements in Management’s Discussion and Analysis about the following:

•	our expectations with respect to increases in operating expenses;

•	expectations with respect to increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products and fund additional clinical studies;

•	expectations with respect to the development, manufacturing and approval of new products and line extensions of our existing products;

•	expectations with respect to incurring additional capital expenditures to expand our manufacturing capabilities;

•	expectations with respect to generating revenue or maintaining profitability;

•	our ability to maintain our existing marketing agreements and to enter into additional marketing agreements, and the ability of our existing marketing partners to successfully commercialize products incorporating our technologies;

•	the sufficiency of our existing cash, cash equivalents and investments to finance our capital requirements for at least the next 12 to 24 months; and

•	expectations with respect to future capital requirements.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

•	a decline in the level of demand for our products;

•	developments by competitors;

•	our inability to obtain regulatory clearances;

•	general economic conditions and specifically, conditions in the health care industry;

•	our ability to protect our proprietary products, know-how and manufacturing processes;

•	the success of our pivotal study for the vascular sealant product and future clinical studies;

•	the successful enrollment of current and future clinical studies;

•	our inability to obtain adequate supply of raw materials;

•	our ability to increase the efficiencies in our manufacturing processes;

•	the development, manufacture and approval of new products and line extensions of our existing products;

•	the failure to maintain existing marketing agreements and to enter into new marketing agreements;

•	the effectiveness of initiatives launched in response to our competitors’ product introductions;

•	unanticipated cash requirements to support current operations or research and development; and

•	our ability to attract and retain key personnel.

These and other risks and uncertainties affecting Closure are discussed in greater detail in this report and in other filings by Closure with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices that fulfill the needs of healthcare practitioners, patients and consumers. Each of our products utilizes our proprietary medical grade cyanoacrylate technology. Our strategy is to focus our business around three primary platforms: topical wound care, surgical sealants and new technologies. Our main platform is topical wound closure and to date we have commercialized products for wound care and closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets. Under our surgical sealant platform we currently have a vascular product in a clinical study and have ongoing research into other devices to be used inside the body as internal sealants.

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

We have other products that are marketed in the OTC adhesive bandage and the OTC oral pain relief markets. BAND-AID® Brand Liquid Bandage, or Liquid Bandage, quickly seals, protects and stops bleeding from minor cuts and scrapes. SOOTHE-N-SEAL® adhesive provides a protective barrier that shields oral ulcers and sores from irritation caused by eating and drinking while providing immediate and long-term pain relief.

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

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. In January 2004, two new applicator systems, ProPen and ProPen XL, for the

DERMABOND product line were launched by Ethicon. The applicators further enhance DERMABOND’s precision application and ease of use. The ProPen is a single-use device designed with interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen delivers twice the express volume as the ProPen for closing longer surgical incisions. Also during January 2004, CPC launched BAND-AID® Brand Liquid Bandage for Skin Cracks, the first line extension for the original Liquid Bandage. CPC also continues to introduce the Liquid Bandage product in markets outside the U.S., including Europe and Australia.

Our research and development efforts also include internal surgical sealant products. The first product is a vascular sealant device to be used in peripheral vascular procedures such as arteriovenous bypass and access procedures. In March 2004, we received approval from the U. S. Food and Drug Administration and have initiated enrollment in a pivotal clinical study to support U.S. Premarket Approval for our vascular sealant product, our first product to be used inside the body. The approval was based on the positive results of a ten-patient pilot study that completed enrollment in December 2003. At June 30, 2004, 27 of the expected 150 patients had been treated with our vascular sealant product. The pivotal study protocol requires four- and twelve-week follow-up visits for participants at approximately 14 medical institutions in the United States and Europe. The study is assessing the ability of the vascular sealant to prevent leakage following reconstruction of vascular structures in patients receiving femoral bypass or arteriovenous shunt procedures for hemodialysis access.

In addition to the vascular sealant, we are researching other indications for our internal sealant technology. These and other future products require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

RESULTS OF OPERATIONS

Revenues. Total revenues increased by 33% for the three months ended June 30, 2004 to $11.3 million compared to $8.5 million for the corresponding period of 2003. For the six months ended June 30, 2004 and 2003, total revenues were $21.7 million and $16.6 million, respectively, representing an increase of 31%. For both the three and six month periods of 2004, DERMABOND adhesive represented approximately 70 percent of total revenues while BAND-AID® Brand Liquid Bandage contributed the majority of the balance. DERMABOND revenue growth was primarily due to our ProPen product gaining market share during the second quarter after its market launch in the first quarter. The Liquid Bandage contributed the balance of the top-line growth primarily through expanded distribution in markets outside the U.S., particularly Europe and Australia. Currently, the Company expects this trend to continue and the majority of second-half 2004 Liquid Bandage revenues to be supported by sales outside of the U.S. Recently, domestic sales have declined due to the introduction of a new, lower-priced competitive product in the U.S. marketplace. The Company’s marketing partner for the Liquid Bandage has launched promotional initiatives to respond to this new product and changing market conditions. In order to assist our marketing partner in these efforts, we plan to introduce a lower priced Liquid Bandage product for distribution. We will receive less revenue per unit from sales of this lower priced product, but it costs us less to manufacture. As a result, we believe our gross margin per unit on this product will be comparable with our regular-priced Liquid Bandage product.

Cost of products sold. Cost of products sold was $3.2 million for the three months ended June 30, 2004 compared to $2.0 million for the 2003 period. For the six months ended June 30, 2004 and 2003, cost of products sold was $5.8 million and $3.9 million, respectively. Cost of products sold as a percentage of revenues increased to 28% for the three months ended June 30, 2004 from 24% for the corresponding 2003 period. For the six months ended June 30, 2004 and 2003, cost of products sold as a percentage of revenues was 27% and 24%, respectively. This increase was primarily due to inefficiencies and start-up costs associated with the in-house manufacturing of our ProPen product which began in April. The 2004 periods also included the incremental overhead costs of expanding our manufacturing facility in December 2003. With increased efficiencies, especially with the ProPen products, and increased volumes, we believe overall costs of products sold as a percentage of revenues could decrease to 25% by the end of the year. Additionally, we expect that future costs of products sold will continue to fluctuate based on production volumes and the relative proportions of our various products in the manufacturing process.

Operating Expenses. Operating expenses were $4.3 million for the three months ended June 30, 2004 and $3.9 million for the same period of 2003. For the six months ended June 30, 2004 and 2003, operating expenses were $8.3 million and $7.2 million, respectively. As a percentage of total revenues, research, development and regulatory affairs expenses were 24% and 25% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, research, development and regulatory affairs expenses as a percentage of total revenues were 23% compared to 24% in the comparable 2003 period. Research, development and regulatory expenses were in support of our vascular sealant product, including the pivotal clinical study as well as additional personnel costs to support these activities. General and administrative expenses as a percentage of total revenues decreased to 15% for the three and six months ended June 30, 2004 compared to 20% and 19% in the 2003 periods, respectively.

Net interest income. Net interest income was $124,000 for the three months ended June 30, 2004, compared to $69,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, net interest income was $233,000 and $147,000, respectively. These increases are primarily due to higher average investment balances during the 2004 periods.

Provision for income taxes. The provision for income taxes was $1.4 million for the three months ended June 30, 2004 compared to $980,000 during the 2003 period. For the six months ended June 30, 2004 the provision for income taxes was $2.8 million compared to $2.1 million during the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 and 2003 was approximately 36%. Although we record a provision for income taxes on our statement of operations, we will not be required to actually pay federal income taxes, other than alternative minimum taxes, until such time as our net operating losses, approximately $4.8 million as of June 30, 2004, and tax credit carryforwards, approximately $2.9 million as of June 30, 2004, are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had net working capital of $45.7 million. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $42.5 million at June 30, 2004. Additionally, Closure maintains a $3.0 million available line of credit for working capital purposes which is secured by trade accounts receivable, inventory and equipment. At June 30, 2004, there was no outstanding balance on the line of credit.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of June 30, 2004. We estimate that capital expenditures for the remainder of 2004 may be up to approximately $2.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2003, Closure incurred approximately $8.1 million in research, development and regulatory affairs expenses and through the first half of 2004 expenses totaled $5.0 million. We anticipate that research and development expenses will continue to increase for the remainder of this year and for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials and fees paid to consultants and outside contractors and providers. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. Reimbursements from our marketing partners are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. During the first six months of 2004, we recorded reimbursements of approximately $28,000 in accordance with these cost-sharing arrangements. We cannot estimate the costs of our research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes and regulatory approvals. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2004 compared to $3.7 million for the same period in 2003. Cash provided by operations during 2004 was primarily due to the combination of an increase in net income and the continued utilization of net operating losses for tax purposes, as well as reduced investment in working capital accounts.

Net cash used by investing activities was $10.4 million for the six months ended June 30, 2004 compared to $4.2 million during the 2003 period. The increase in net cash used during 2004 primarily related to a net increase in purchases of investments.

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2004 compared to $638,000 for same period in 2003. The increase in net cash provided by financing activities was due to an increase in net proceeds from the exercise of stock options and the issuance of shares under our employee benefit plans during the 2004 period.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $42.5 million as of June 30, 2004, will be sufficient to finance our operating and capital requirements for at least the next 12 to 24 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses will increase as we implement our strategic plan. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our products, including our lead product, DERMABOND adhesive and BAND-AID® Brand Liquid Bandage;

•	the progress of our research and product development programs for future products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development;

•	our ability to maintain existing marketing agreements, including our agreement with Ethicon and CPC for DERMABOND adhesive and Liquid Bandage, respectively, and establish and maintain new marketing agreements;

•	our ability to achieve product development milestones;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals and the costs of complying with regulatory requirements;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

We may be required to seek additional capital to finance our operations in the future. If our currently available funds and internally generated cash flow are not sufficient to satisfy our financing and operating needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements with marketing partners. Other than our available working capital line of credit, we have no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to us on favorable terms, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2003. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring investment ratings. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments as established by the Board of Directors. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At June 30, 2004, our total portfolio consisted of approximately $42.5 million of cash, cash equivalents and investments, the majority of which had maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

PART II- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on June 16, 2004. At the Meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2007 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee	For	Withheld
Richard W. Miller	13,357,221	388,990
Rolf D. Schmidt	13,303,248	442,963

Ronald A. Ahrens and F. William Schmidt retired from the Board of Directors effective the day of the Annual Meeting. The terms of office of the following directors continued after the Meeting in accordance with the Company’s Certificate of Incorporation: J. Daniel Cole James E. Niedel, Daniel A. Pelak, Stephen I. Shapiro and Randy H. Thurman.

Also at the Meeting, the stockholders of the Company approved and adopted an amendment to the Company’s Amended and Restated 1996 Equity Compensation Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan from 6,000,000 to 7,000,000. The results of the voting on such matter were as follows:

For	Against	Abstentions or Broker Non-Votes
6,790,310	3,909,299	16,272

In addition, the stockholders of the Company approved and ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004. The results of the voting on such matters were as follows:

For	Against	Abstentions or Broker Non-Votes
13,679,174	63,295	3,742

PART II- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

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

CLOSURE MEDICAL CORPORATION

Date: August 9, 2004	By:	DANIEL A. PELAK
Daniel A. Pelak
President and Chief Executive Officer

Date: August 9, 2004	By:	BENNY WARD
Benny Ward
Vice President of Finance and Chief Financial Officer