Form 10-Q
period 2004-09-30
CLOSURE MEDICAL CORP
filed 2004-11-09
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock, par value $0.01 per share	14,360,849

CLOSURE MEDICAL CORPORATION

PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	SEPTEMBER 30, 2004 (unaudited)	DECEMBER 31, 2003
Assets
Cash and cash equivalents	$828	$1,403
Short-term investments	32,998	23,614
Accounts receivable	3,848	2,976
Inventories	1,459	1,795
Prepaid expenses	430	698
Deferred income taxes	4,068	5,470

Total current assets	43,631	35,956
Furniture, fixtures and equipment, net	5,781	5,980
Intangible assets, net	2,991	3,049
Long-term investments	12,240	8,410
Deferred income taxes	—	373

Total assets	$64,643	$53,768

Liabilities and Stockholders’ Equity
Accounts payable	$924	$1,889
Accrued expenses	2,426	2,546
Deferred revenue	234	547

Total current liabilities	3,584	4,982
Other accrued liabilities	—	171
Deferred revenue	1,011	1,187
Deferred income taxes	1,173	—

Total liabilities	5,768	6,340

Commitments and contingencies	—	—

Preferred stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 35,000 shares; 14,360 and 14,127 shares issued and outstanding, respectively	144	141
Additional paid-in capital	65,235	60,762
Accumulated deficit	(6,401)	(13,475)
Accumulated other comprehensive income (loss)	(103)	—

Total stockholders’ equity	58,875	47,428

Total liabilities and stockholders’ equity	$64,643	$53,768

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Product sales	$9,181	$8,597	$30,605	$24,713
License and product development revenues	59	264	381	790

Total revenues	9,240	8,861	30,986	25,503
Cost of products sold	2,289	2,140	8,117	6,082

Gross profit	6,951	6,721	22,869	19,421

Research, development and regulatory affairs expenses	2,640	2,042	7,603	6,030
General and administrative expenses	1,431	1,657	4,730	4,876

Total operating expenses	4,071	3,699	12,333	10,906

Income from operations	2,880	3,022	10,536	8,515
Interest income, net	195	69	428	216

Income before income taxes	3,075	3,091	10,964	8,731
Provision for income taxes	1,070	1,140	3,890	3,190

Net income	$2,005	$1,951	$7,074	$5,541

Shares used in computation of net income per common share:
Basic	14,323	13,768	14,269	13,680

Diluted	14,778	14,746	15,344	14,071

Net income per common share:
Basic	$0.14	$0.14	$0.50	$0.41

Diluted	$0.14	$0.13	$0.46	$0.39

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,074	$5,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,031	924
Loss on disposal of fixed assets	125	10
Loss on abandonment of patents	220	380
Change in accounts receivable	(872)	(1,174)
Change in inventories	336	(215)
Change in prepaid expenses	268	81
Change in accounts payable and accrued expenses	(1,256)	(327)
Change in deferred revenue	(489)	(877)
Change in deferred income taxes	2,948	1,873
Tax benefits associated with stock options	774	1,104

Net cash provided by operating activities	10,159	7,320

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(843)	(1,068)
Investment in intangible assets	(276)	(443)
Purchases of investments	(31,423)	(26,309)
Proceeds from the sale of investments	18,106	18,243

Net cash used by investing activities	(14,436)	(9,577)

Cash flows from financing activities:
Repayment of debt	—	(336)
Net proceeds from the issuance of shares under the stock option and stock purchase plans	3,702	2,814

Net cash provided by financing activities	3,702	2,478

Increase (decrease) in cash and cash equivalents	(575)	221
Cash and cash equivalents at beginning of period	1,403	666

Cash and cash equivalents at end of period	$828	$887

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This amendment of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The effects of the Company adopting the disclosure requirements of SFAS 123 and SFAS 148 are included in the following table.

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

	(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income –as reported	$2,005	$1,951	$7,074	$5,541
Less: Pro forma adjustment for stock- based compensation expense	(1,867)	(2,011)	(6,675)	(4,696)

Net income (loss) –pro forma	$138	$(60)	$399	$845

Basic net income (loss) per common share:
As reported	$0.14	$0.14	$0.50	$0.41

Pro forma	$0.01	$0.00	$0.03	$0.06

Diluted net income (loss) per common share:
As reported	$0.14	$0.13	$0.46	$0.39

Pro forma	$0.01	$0.00	$0.03	$0.06

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience at the grant date.

3. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2004 was 35 percent. The effective tax provision rate differed from the statutory federal income tax rate primarily due to the impact of state taxes and the estimated effect of research and development credits.

4. Inventories

Inventories included the following (in thousands):

	September 30, 2004	December 31, 2003
Packaging	$496	$995
Raw materials	88	236
Work–in–process	521	547
Finished goods	354	17

	$1,459	$1,795

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

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following:

•	a decline in the level of demand for our products;

•	developments by competitors;

•	our inability to obtain regulatory clearances;

•	general economic conditions and specifically, conditions in the health care industry;

•	our ability to protect our proprietary products, know-how and manufacturing processes;

•	the success of our pivotal study for the vascular sealant product, OMNEX™ surgical sealant, and future clinical studies;

•	the successful enrollment of current and future clinical studies;

•	our inability to obtain adequate supply of raw materials;

•	our ability to increase the efficiencies in our manufacturing processes;

•	the development, manufacture and approval of new products and line extensions of our existing products;

•	the failure to maintain existing marketing agreements and to enter into new marketing agreements;

•	the effectiveness of initiatives launched in response to our competitors’ product introductions;

•	the inventory management policies adopted by our marketing partners;

•	end-user growth for the products sold by our marketing partners;

•	unanticipated cash requirements to support current operations or research and development; and

•	our ability to attract and retain key personnel.

These and other risks and uncertainties affecting Closure are discussed in greater detail in this report and in other filings by Closure with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices that fulfill the needs of healthcare practitioners, patients and consumers. Each of our products utilizes our proprietary medical grade cyanoacrylate technology. Our strategy is to focus our business around three primary platforms: topical wound care, surgical sealants and new technologies. Our main platform is topical wound care and to date we have commercialized products for wound care and closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets. Under our surgical sealant platform we currently have a vascular product, OMNEX™ surgical sealant, in a clinical study and have ongoing research into other devices to be used inside the body as internal sealants.

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

In addition, we have two veterinary products in our NEXABAND® product line that are used in cat declaw and spay and neuter procedures.

We have entered into marketing partnerships with third parties that distribute and market our current products to professionals and consumers. Our partners include Ethicon, Inc., a Johnson & Johnson company; Johnson & Johnson Consumer Products Company, or J&J Consumer; Colgate Oral Pharmaceuticals, Inc.; and Abbott Laboratories, Inc.

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. In January 2004, two new applicator systems, ProPen and ProPen XL, for the DERMABOND product line were launched by Ethicon. The applicators further enhance DERMABOND’s precision application and ease of use. The ProPen is a single-use device designed with interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen delivers twice the express volume as the ProPen for closing longer surgical incisions. Also during January 2004, J&J Consumer launched BAND-AID® Brand Liquid Bandage for Skin Cracks, the first line extension for the original Liquid Bandage. J&J Consumer also continues to introduce the Liquid Bandage product in markets outside the U.S., including Europe and Australia.

In addition, our research and development efforts are focused on developing internal surgical sealant products. The first such product is OMNEX™ surgical sealant, to be used in peripheral vascular procedures such as arteriovenous bypass and access procedures. In March 2004, we received approval from the U.S. Food and Drug Administration and have initiated enrollment in a pivotal clinical study to support U.S. Premarket Approval for OMNEX™ sealant, our first product to be used inside the body. The approval was based on the positive results of a ten-patient pilot study that completed enrollment in December 2003. As of November 5, 2004, 112 of the expected 150 patients had been treated with the product. The pivotal study protocol requires four- and twelve-week follow-up visits for participants at approximately 12 medical institutions in the U.S. and Europe. The study is assessing the ability of OMNEX™ sealant to prevent leakage following reconstruction of vascular structures in patients receiving femoral bypass or arteriovenous shunt procedures for hemodialysis access. We expect to begin marketing OMNEX™ sealant in Europe during the first half of 2005. We have applied for the European CE mark and expect a response around the end of 2004. In addition, we are in discussions with major multi-national medical device companies that have an interest in partnering with us to distribute OMNEX™ sealant.

In addition to OMNEX™ sealant, we are researching other indications for our internal sealant technology. These and other future products require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

RESULTS OF OPERATIONS

Revenues. Total revenues for the three months ended September 30, 2004 were $9.2 million compared to $8.9 million for the corresponding period of 2003. For the 2004 quarter, DERMABOND adhesive revenue growth was supported by the continued penetration of ProPen products, which were approximately 24 percent of end-user sales in the U.S., and higher-than-normal royalty revenue. Liquid Bandage revenues were flat during the quarter, supported by shipments of the product internationally and sales of the skin crack gel product in the U.S. For the nine months ended September 30, 2004, total revenues increased 21 percent to $31.0 million from $25.5 million for the 2003 period. During the nine-month period of 2004, revenue growth was largely due to an increase in DERMABOND revenues, primarily resulting from ProPen’s premium pricing and favorable economics. Liquid Bandage also contributed to revenue growth during the nine-month period, primarily due to shipments of the product internationally and sales of the skin crack gel product in the U.S.

Expectations for 2004 DERMABOND revenues were reduced during the third quarter, reflecting lower unit growth at the end-user level and a reduction of our marketing partner’s inventories of the product. Depending on the level of end-user sales, we expect inventories to normalize at our marketing partner’s stated target of five to six weeks during the first half of 2005. In addition, as previously disclosed, Liquid Bandage revenues continue to be impacted by lower-priced competitive products in the U.S. As a result, in the near term, we believe a majority of the Liquid Bandage revenues could be generated from sales of the product internationally. In response to the competitive product in the U.S., during the fourth quarter, we plan to provide a lower-priced Liquid Bandage product for distribution. We will receive approximately 25 percent less revenue per unit from sales of this product, but we believe our gross margin per unit will be comparable with our existing Liquid Bandage products.

Cost of products sold. Cost of products sold was $2.3 million for the three months ended September 30, 2004 compared to $2.1 million for the 2003 period. Cost of products sold as a percentage of revenues increased to 25 percent for the three months ended September 30, 2004 versus 24 percent for the corresponding 2003 period. The increase was the result of manufacturing inefficiencies related to in-house ProPen production and additional overhead related to our manufacturing expansion that took place at the beginning of 2004, offset by the impact of higher-than-normal royalty revenue of $373,000. For the nine months ended September 30, 2004 and 2003, cost of products sold was $8.1 million and $6.1 million, respectively. Cost of products sold as a percentage of revenues was 26 percent and 24 percent for the nine months ended September 30, 2004 and 2003, respectively. The increase relates to manufacturing inefficiencies attributed to the commencement of in-house ProPen production, incremental overhead costs associated with our facility expansion, and a reduction of product development revenues during the 2004 period. We expect that future costs of products sold will continue to fluctuate based on production volumes and the relative proportions of our various products in the manufacturing process.

Operating Expenses. Operating expenses were $4.1 million for the three months ended September 30, 2004 and $3.7 million for the same period of 2003. For the nine months ended September 30, 2004 and 2003, operating expenses were $12.3 million and $10.9 million, respectively. As a percentage of total revenues, research, development and regulatory affairs expenses were 29 percent and 23 percent for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, research, development and regulatory affairs expenses as a percentage of total revenues were 25 percent compared to 24 percent in the comparable 2003 period. The increase in research, development and regulatory expenses was primarily due to expenses relating to the development of the OMNEX™ sealant, including the pivotal clinical study as well as additional personnel costs to support those efforts. General and administrative expenses as a percentage of total revenues decreased to 15 percent for the three and nine month periods ended September 30, 2004 compared to 19 percent for both 2003 periods.

Net interest income. Net interest income was $195,000 for the three months ended September 30, 2004, compared to $69,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, net interest income was $428,000 and $216,000, respectively. These increases are primarily due to higher average investment balances coupled with higher interest rates during the 2004 periods.

Provision for income taxes. The provision for income taxes was $1.1 million for both the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 the provision for income taxes was $3.9 million compared to $3.2 million during the 2003 period. The effective tax rate for the nine months ended September 30, 2004 declined to approximately 35 percent from 36 percent in the 2003 period due to the effect of research and development credits. Although we record a provision for income taxes on our statement of operations, we are not required to actually pay federal income taxes, other than alternative minimum taxes, until such time as our net operating losses, approximately $1.8 million as of September 30, 2004, and tax credit carryforwards, approximately $3.0 million as of September 30, 2004, are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had net working capital of $40.0 million. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $46.1 million at September 30, 2004. Additionally, Closure maintains a $3.0 million available line of credit for working capital purposes which is secured by trade accounts receivable, inventory and equipment. At September 30, 2004, there was no outstanding balance on the line of credit.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of September 30, 2004. We estimate that capital expenditures for the remainder of 2004 may amount to approximately $500,000. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

Closure incurred approximately $8.1 million in research, development and regulatory affairs expenses during 2003. Through the first nine months of 2004, research, development and regulatory affairs expenses totaled $7.6 million. We anticipate that research and development expenses will continue to increase for the remainder of this year and for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials and fees paid to consultants and outside contractors and providers. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. Reimbursements from our marketing partners are recorded as a reduction in research, development and regulatory affairs expenses on a quarterly basis. During the first nine months of 2004, we recorded reimbursements of approximately $28,000 in accordance with these cost-sharing arrangements. We cannot estimate the costs of our research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes and regulatory approvals. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $10.2 million for the nine months ended September 30, 2004 compared to $7.3 million for the same period in 2003. Cash provided by operations during 2004 increased primarily due to the combination of an increase in net income and the continued utilization of net operating losses for tax purposes, as well as reduced investment in working capital accounts.

Net cash used by investing activities was $14.4 million for the nine months ended September 30, 2004 compared to $9.6 million during the 2003 period. The increase in net cash used during 2004 primarily related to a net increase in purchases of investments.

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2004 compared to $2.5 million for same period in 2003. The increase in net cash provided by financing activities was due to an increase in net proceeds from the exercise of stock options during the 2004 period.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $46.1 million as of September 30, 2004, will be sufficient to finance our operating and capital requirements for at least the next 12 to 24 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses will increase as we implement our strategic plan. We will also invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our products, including DERMABOND adhesive, BAND-AID® Brand Liquid Bandage and OMNEX™ surgical sealant;

•	the progress of our research and product development programs for future products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development;

•	our ability to maintain existing marketing agreements, including our agreement with Ethicon and J&J Consumer for DERMABOND adhesive and Liquid Bandage, respectively, and establish and maintain new marketing agreements, including an agreement for OMNEX™ surgical sealant;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals and the costs of complying with regulatory requirements;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, corporate bonds and other investments with an average maturity of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring investment ratings. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments as established by the Board of Directors. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At September 30, 2004, our total portfolio consisted of approximately $46.1 million of cash, cash equivalents and investments, the majority of which had maturities within one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

CLOSURE MEDICAL CORPORATION

Date: November 9, 2004	By:	DANIEL A. PELAK
Daniel A. Pelak
President and Chief Executive Officer

Date: November 9, 2004	By:	BENNY WARD
Benny Ward
Vice President of Finance and Chief Financial Officer