Form 10-K
period 2004-12-31
CLOSURE MEDICAL CORP
filed 2005-03-16
CIK 1016006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004 the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $219,166,031 based upon the closing price of the Common Stock as reported on the Nasdaq National Market. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 7, 2005, the number of shares of Common Stock outstanding was 14,445,563.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Closure Medical Corporation® is a registered trademark of the registrant. DERMABOND is a registered trademark of ETHICON, Inc.; BAND-AID® is a registered trademark of Johnson & Johnson; SOOTHE-N-SEAL® is a registered trademark of Colgate Oral Pharmaceuticals, Inc.; and OmNex™ Surgical Sealant is a trademark and NEXABAND® is a registered trademark of Closure Medical Corporation.

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

BUSINESS OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices for topical wound care and closure, as well as surgical sealant applications, that fulfill the needs of healthcare practitioners, patients and consumers. Each of our products utilizes our proprietary medical grade cyanoacrylate technology. Our strategy is to focus our business around three primary platforms: topical wound care, internal surgical sealants and new complementary technologies. Our primary platform is topical wound closure and to date we have commercialized products for wound care and closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets. Within the internal surgical sealants platform, we received CE Mark approval in February 2005 allowing for commercialization in European countries of OmNex™ Surgical Sealant, our first product to be used inside the body. The clinical application for OmNex™ sealant under the CE Mark allows for its use as an adjunct to sutures to achieve hemostasis in peripheral vascular reconstructions, such as when bypassing an occluded blood vessel or to create a shunt for hemodialysis access in diabetic patients. In addition, we have completed the enrollment phase of the human pivotal study for the OmNex™ product and plan to submit the U.S. premarket approval application in mid- 2005. Finally, we have ongoing research into other devices and surgical sealants to be used inside the body.

Our leading product, DERMABOND Topical Skin adhesive, is sold to healthcare professionals as an alternative to sutures and staples to rapidly close wounds and incisions while sealing and protecting them from infection. This product allows natural healing to proceed by closing and sealing injured tissue without the trauma caused by suturing or stapling. We believe that using DERMABOND adhesive results in enhanced patient and physician benefits such as lower overall procedure costs and is easier to use than sutures or staples.

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

On March 3, 2005, Closure, Johnson & Johnson and Holden Merger Sub, Inc., a wholly owned subsidiary of Johnson & Johnson (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a business combination whereby Merger Sub will merge with and into Closure (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and Closure will continue as the surviving corporation in the Merger. At the effective time of the Merger, each share of common stock of Closure (other than shares owned by Closure, Johnson & Johnson and Merger Sub) will be converted into the right to receive $27.00 in cash, without interest. Each outstanding Closure stock option at the time of the closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $27.00 and the exercise price of such stock option.

The Merger is subject to the approval of Closure’s stockholders. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions. The Merger is expected to be completed during the second quarter of 2005.

There can be no assurance that the Merger will be consummated. All statements in this report with respect to the nature and needs of our business, its financial prospects and its risks and future development are made based on the assumption that we will be an independently publicly owned company during 2005 and, therefore, must be considered in light of the pending Merger and the prospects for its consummation.

TECHNOLOGY OVERVIEW

We have developed biomaterial-based medical devices based on our proprietary medical grade cyanoacrylate technology. Cyanoacrylates are a family of liquid monomers that react under a variety of conditions to form polymer films with strong adhesive properties. Industrial adhesives based on cyanoacrylates were first introduced in 1958 and are widely used in the aerospace and automotive industries, as well as in consumer products such as super glue. Our proprietary medical grade cyanoacrylate technology allows us to customize the physical and chemical properties of cyanoacrylates to meet specific market needs related to wound care and wound closure. Such properties include, but are not limited to, viscosity, flexibility, bond strength, stability, setting time, porosity and biodegradation.

Our technology enables us to develop nonabsorbable formulations for topical use as well as internal surgical sealants for use inside the body. Nonabsorbable formulations close and seal skin wounds and incisions for the duration of healing, then slough off naturally as new skin cells are produced and the wound heals. When used on the skin, our cyanoacrylate technology provides a barrier against bacteria that cause infections that does not exist when using traditional wound care technologies. When used inside the body, internal surgical sealants degrade in a predictable, biocompatible manner into components that are eliminated from the body naturally.

We have developed applicator and packaging technology to deliver DERMABOND adhesive (including the second-generation ProPen products), OmNex™ Surgical Sealant and other products to wound sites to enhance the utility of our products. For example, the DERMABOND adhesive applicator contains a catalyst that controls the rate of polymerization and allows the adhesive film to be applied in multiple layers, which enhances bond strength. Our current products perform consistently and reproducibly, do not require special preparation or refrigeration and have shelf-lives of at least 12 to 24 months.

PRODUCTS CURRENTLY MARKETED

DERMABOND Topical Skin Adhesive

Our leading product, DERMABOND adhesive, is a nonabsorbable, topical tissue adhesive that can be used to close wounds from skin lacerations, incisions, plastic surgery and other minimally invasive surgeries. DERMABOND adhesive is used as an alternative to topical suturing and stapling which involve puncturing healthy tissue in order to align and close the wound. These procedures may allow leakage or cause additional scarring at the puncture sites, require anesthetics, are time consuming in their application, and generally require return patient visits and physician time to remove the sutures or staples. DERMABOND adhesive may be applied quickly, may not require anesthetics, does not induce trauma to surrounding tissues and does not require return visits to the physician for removal. DERMABOND adhesive is not intended for use on high skin tension areas such as the hands, feet or across joints. We have entered into an exclusive worldwide agreement with Ethicon to market and distribute all DERMABOND adhesive products. Ethicon has been distributing DERMABOND adhesive in the United States since 1998 and is currently marketing DERMABOND adhesive in approximately 38 foreign countries and regions, including Japan.

In January 2003, we received approval from the U.S. Food & Drug Administration, or FDA, to market High Viscosity DERMABOND Topical Skin Adhesive. This formulation of DERMABOND adhesive is thicker which provides physicians greater precision and control of application, especially when used on curved areas of the body such as around the eyes and nose.

We enhanced the DERMABOND delivery system by developing ProPen and ProPen XL which were launched in the U.S. and Europe in January 2004. This new delivery system provides physicians greater precision application and control of adhesive flow by utilizing the high-viscosity formulation of DERMABOND adhesive. The ProPen is a single-use device and includes interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen differs in that it delivers twice the express volume as the ProPen for closing longer surgical incisions or lacerations.

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

The unit cost of DERMABOND adhesive is greater than sutures or staples, however, we believe that the use of DERMABOND adhesive results in lower overall procedure costs because it may reduce treatment time and the need for anesthetics, simplify post-closure wound care and eliminate a follow-up visit for suture or staple removal.

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

In May 2001, we entered into an agreement providing Johnson & Johnson Consumer Products Company, or CPC, with worldwide supply, distribution and development rights to our liquid bandage technology. The agreement includes rights to the liquid bandage and certain future OTC products, excluding our SOOTHE-N-SEAL® adhesive technology. During February 2002, CPC began the marketing and distribution of our liquid bandage as BAND-AID® Brand Liquid Bandage and the product is currently available in most major retail, food and drug outlets in the United States. During the first quarter of 2003, CPC began distributing BAND-AID® Brand Liquid Bandage in Canada and began shipping to other international markets in late 2003.

The first BAND-AID® Brand Liquid Bandage line extension, a skin crack gel, was launched in January 2004. This product is a thicker formulation than the original liquid bandage and is used to cover and protect painful skin cracks to assist in accelerating healing. Similar to the liquid bandage, this product reduces minor pain and stops minor bleeding while providing a waterproof seal.

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

In December 2000, we entered into an agreement providing Colgate Oral Pharmaceuticals, Inc. with exclusive worldwide supply, distribution and development rights to SOOTHE-N-SEAL® adhesive technology. Colgate has been distributing SOOTHE-N-SEAL® adhesive to Wal-Mart and several other national drug chains since 2001.

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

OmNex™ SURGICAL SEALANT

In February 2005, we received CE Mark approval to market and distribute OmNex™ Surgical Sealant in European Union countries. This product is a synthetic, biodegradable material which mechanically seals the surfaces of blood vessels and artificial grafts to prevent blood leakage after traditional suturing. The clinical application for OmNex™ sealant under the CE Mark allows for its use as an adjunct to sutures to achieve hemostasis in peripheral vascular reconstructions, such as when bypassing an occluded blood vessel or to create a shunt for hemodialysis access in diabetic patients. CLOSURE’s OmNex™ sealant is entirely synthetic and will not expose patients to the risks of blood borne illness unlike several internal sealants currently on the market that are derived from human or animal blood products.

PRODUCTS UNDER DEVELOPMENT

We continue to pursue modifications and improvements to our existing products to enhance their effectiveness and expand their marketability. We are also developing additional nonabsorbable and internal surgical sealant products. We have dedicated scientists with extensive surgical device development experience who are developing biocompatible, absorbable biomaterial formulations and devices for potential additional internal product applications. These scientists initially focused on developing OmNex™ sealant for use in an array of surgical procedures such as arteriovenous shunt procedures for dialysis access and femoralpopliteal bypass surgery. However, we are also researching and developing products for other applications of our internal surgical sealant device technology. These future products are in pre-clinical stages and require further development and may be subject to clinical trials and regulatory clearance or approval before commercialization.

MARKETING AGREEMENTS

We do not presently employ a direct sales force and our strategy for current products has been to use marketing partners to promote, sell and distribute our products. We are dependent on our marketing partners to market and distribute these products in accordance with the terms of their respective arrangements. However, we may decide to establish a direct sales force for the distribution of products for which we do not currently have marketing partners, such as future internal sealants or adhesives.

Ethicon, Inc.

In March 1996, we entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. The agreement requires Ethicon to make minimum purchases that increase annually and to pay royalties based upon net sales. During December 2003, the agreement was amended to extend the term until March 2005 and to provide that the agreement will automatically renew for consecutive periods of one year unless Ethicon serves notice of termination by December 15 of the year preceding the expiration date of the renewal period. Based on the automatic renewal, the agreement was extended until March 2006. The agreement is terminable upon specified events, including material breach by either party and insolvency of either party. Upon certain events of default by us, including failure to provide an adequate supply of product, Ethicon may end its arrangement to purchase DERMABOND adhesive from us, and may manufacture the product itself and pay us royalties based on sales. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

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

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. As of March 7, 2005, we have 62 issued United States patents with expiration dates ranging from 2011 to 2023 of which the average remaining life is 13 years. Also, we have 43 issued foreign patents with expiration dates ranging from 2016 to 2029 of which the average remaining life is 13 years. We also have filed applications for 27 additional United States patents and 51 applications for patents outside the United States. The issued and pending United States patents relate to our tissue products, internal sealants, processes and delivery technology.

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

FDA Regulation

Most medical devices, including our medical tissue adhesives and sealants for humans, are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and, in many instances, by foreign and state governments. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance and approval requirements and good manufacturing practices, as defined in the Quality System Regulations, or QSR. Other statutory and regulatory requirements include, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting. The regulatory process is lengthy, expensive and uncertain. Securing FDA approvals and clearances may require the submission of extensive preclinical and clinical data and supporting information to the FDA. Failure to comply with applicable requirements can result in refusal to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.

Under the FDC Act, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Before any new medical device may be introduced to the market, the manufacturer generally must obtain either premarket clearance through the 510(k) premarket notification process or premarket approval through the lengthier premarket approval application, or PMA, process. A 510(k) premarket notification will be granted if the submitted data establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. Prior to making a substantial equivalence determination, the FDA may request extensive data, including clinical trials of the device’s safety and effectiveness. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance. If our product is found to be not substantially equivalent to a legally marketed Class I or II device, or if it is a Class III device for which the FDA has called for PMAs, then we must file a PMA application. DERMABOND adhesive, SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage are Class III, II and I medical devices, respectively. Our OmNex™ sealant is considered a Class III device and will require a PMA. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as extensive manufacturing information. Before initiating human clinical trials, the manufacturer often must first obtain an IDE for the proposed medical device. Before granting a PMA, the FDA will generally conduct an inspection of the manufacturer’s facilities to ensure compliance with QSR and the FDA must approve final labeling. Approval of a PMA could take two or more years from the date of submission of the application or petition. The PMA process can be expensive, uncertain and lengthy, and there is no guarantee of ultimate approval.

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

In 2002, Congress enacted the Medical Device User Fee and Modernization Act, which authorizes the FDA to assess and collect user fees for premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2005 range from $3,502 for premarket notifications to $239,237 for premarket approval applications, although fee reductions are available for companies qualifying as small businesses. We expect that we may spend up to approximately $70,000 in user fees during 2005.

Companies that manufacture devices distributed in the United States must comply with QSR requirements governing the design, manufacture, release, packaging, and distribution of devices. Manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance with QSR. Medical devices also are subject to postmarket reporting requirements for certain adverse events and device malfunctions. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

In August 1998, DERMABOND adhesive received premarket approval. SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage received 510(k) clearances in September 1999 and January 2001, respectively. DERMABOND adhesive, SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage are subject to QSR, postmarket reporting and other FDA requirements.

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

Medical devices that are marketed or put into service within the European Union are required to comply with Council Directive 93/42/EEC, the medical devices directive, or MDD. As of June 14, 1998, compliance with the MDD requires that manufacturers of devices covered by the MDD must obtain the right to display the CE mark, which allows the device to be marketed, put into service and circulated freely within the European Union. We received authorization to display the CE mark in the European Union for DERMABOND adhesive and other topical and ophthalmic tissue adhesive applications in August 1997. In February 2005, we received authorization to display the CE mark in the European Union for OmNex™ Surgical Sealant. In addition to DERMABOND adhesive and OmNex™ sealant, our liquid bandage product is CE marked in compliance with MDD for distribution in Europe. We plan to pursue the right to display the CE mark on future products for human use that we may develop.

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

We manufacture substantially all our products in our Raleigh, North Carolina facility. We currently lease a 69,000 square foot facility and expect that over the next several years we may continue to expand our manufacturing capabilities. Our facility integrates the production of all of our product formulations as well as filling, labeling and packaging capabilities for certain products. In addition, third party vendors currently perform filling, labeling and sterilization for certain products manufactured by Closure.

Beginning in 1997, in connection with our application for a CE mark to market DERMABOND adhesive in the European Union, the British Standards Institution, or BSI, registered us to certify that our quality management system complies with the requirements of the ISO 9002 international quality assurance standard issued by the International Organization of Standardization of Geneva, Switzerland. In 1998, BSI expanded the scope of our quality system certification to include compliance with ISO 9001, a comprehensive international standard for manufacturing and servicing firms for quality assurance in design, development, production, installation and servicing. Our registration was further expanded in 2002 to include ISO 13485, the medical device application of ISO 9001.

COMPETITION AND TECHNOLOGICAL CHANGE

We compete with domestic and foreign medical device and pharmaceutical companies in various rapidly evolving and technologically advanced fields in developing our technology and products.

In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, only one of which is approved for sale in the United States. In 2002, United States Surgical, a division of Tyco Health Group, LP, received FDA approval to market Indermil® Tissue Adhesive, a butyl cyanoacrylate. Tyco has been marketing Indermil® in the United Kingdom since 1996 and it is currently available in many other countries. B. Braun GmbH markets Histoacryl® as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. MedLogic Global Ltd markets LiquiBand® adhesive, primarily in Europe, however it is not marketed in the United States as it does not yet have FDA approval.

In the domestic OTC adhesive bandage market, BAND-AID® Brand Liquid Bandage competes with the BAND-AID® Brand Adhesive Bandages of CPC as well as the 3M® brand liquid bandage and Curad® brand (marketed by Beiersdorf AG) adhesive bandages. These three brands in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL® adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase® Gel marketed by Colgate, Anbesol® Oral Anesthetic products marketed by American Home Products Corporation, Orajel® products marketed by Del Laboratories and Zilactin® products marketed by Zila Consumer Pharmaceuticals.

Our OmNex™ Surgical Sealant will compete in the worldwide surgical sealant and adhesive market. Competitors include the following products: BioGlue® Surgical Adhesive manufactured by CryoLife, Inc, Tisseel VH Fibrin Sealant and CoSeal Surgical Sealant both manufactured by Baxter Healthcare Corporation, DuraSeal by Confluent Surgical, HemaSeel by Haemacure Corporation, BioWeld® Tube by Avastra, and Tissuebond™ Liquid Sealant by Tissuemed Ltd. Several of these competitive sealants and adhesives are derived from human or animal blood products, whereas OmNex™ sealant is entirely synthetic, which means it will not expose patients to the risks of blood borne illness. Although CoSeal Surgical Sealant and DuraSeal are also fully synthetic, OmNex™ sealant offers the advantages of strength, duration of strength, small required quantities and application precision.

SCIENTIFIC ADVISORS

We have established a team of recognized scientific advisors who advise us about present and long-term scientific planning, research and development. The scientific advisors have recognized expertise in relevant sciences or clinical medicine. Our scientific advisors consist of independent professionals who meet on an individual basis with management and their services are provided under the terms of consulting and confidentiality agreements. In addition, Closure actively recruits and hires physician thought leaders worldwide on short-term retainer for specific learning needs within targeted surgical specialties.

EMPLOYEES

As of March 7, 2005, we had 123 full-time employees, compared to 122 in March 2004, of whom 107 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 16 were dedicated to administrative activities. Fifteen members of our research, development and regulatory affairs staff have doctoral or advanced degrees. Our employees are not represented by a union, and we believe relationships with our employees are good.

EXECUTIVE OFFICERS

The table below sets forth the names, ages and positions of the persons who are the executive officers as of March 7, 2005.

Name	Age	Position
Daniel A. Pelak	53	President and Chief Executive Officer and Director

James F. Buck	42	Vice President of Marketing

William M. Cotter	54	Vice President of Manufacturing and Operations

J. Michael Hoban	53	Vice President of Human Resources

Jerry Y. Jonn	48	Vice President of Research

Bruce J. Krattenmaker	52	Vice President of Regulatory, Clinical and Quality Assurance

Gabriel N. Szabo	42	Vice President of Product Development

Benny Ward	41	Vice President of Finance and Chief Financial Officer

Daniel A. Pelak has served as President and Chief Executive Officer of Closure since September 2002. Prior to joining Closure, Mr. Pelak spent 26 years with Medtronic, Inc. During his career he has held positions in sales, sales management, marketing, and general management. Immediately prior to joining Closure, he was the Vice President and General Manager of Medtronic’s Perfusion Systems Division. From March 2000 until January 2002, he was the Vice President and General Manager of Medtronic’s Cardiac Surgery Technologies Division. From 1992 to 2000, Mr. Pelak managed progressively larger sales and marketing operations within the Cardiovascular areas of Medtronic, including Vice President Cardiovascular Marketing and Vice President U.S. Cardiac Surgery Business. Prior to 1992, he held the position of Vice President and General Manager of Medtronic’s Nortech Division. Mr. Pelak holds a B.S. in Biology from Pennsylvania State University.

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

J. Michael Hoban has served as Vice President of Human Resources since January 2004. Prior to that time, Mr. Hoban served as Closure’s Director of Human Resources for six years. Prior to joining Closure in January 1998, Mr. Hoban spent 20 years with Bristol-Myers Squibb Inc. serving in such capacities as Vice President of Human Resources for the Zimmer Surgical Products Division and Corporate Director, International Human Resources for all Asian Pacific operations. He holds a B.S. degree in Labor and Industrial Relations from Michigan State University.

Jerry Y. Jonn, Ph.D. has served as Vice President of Research since January 2004. Prior to that time, Dr. Jonn served as Vice President of Internal Products Development and as Director, Absorbable Products Research of Closure beginning in May 1999. Prior to employment with Closure, Dr. Jonn spent seven years with U. S. Surgical Corporation where he last served as the Director of U.S. Surgical’s Research and Development efforts. Dr. Jonn earned his M.S. and Ph.D. degrees in Polymer Chemistry from Cornell University.

Bruce J. Krattenmaker has served as Vice President of Regulatory, Clinical and Quality Assurance since January 2004. Mr. Krattenmaker has over 20 years of experience within the quality assurance and regulatory fields. Most recently, he served as Vice President of Regulatory Affairs, Quality Assurance and Clinical Programs at Ev3 Inc. where he was responsible for developing and executing regulatory strategies on a global basis beginning in April 2002. Prior to that time, he served as the Vice President of Regulatory and Clinical Affairs at Biocompatibles Cardiovascular Inc. starting in June 2001. Mr. Krattenmaker served as Senior Vice President of Scientific Affairs at Valigen, Inc. from April 1998 thru June 2000. He also held various executive positions at Boston Scientific Corporation, C.R. Bard, Inc. and Baxter Healthcare Corporation. Mr. Krattenmaker has a B.S. in Biology and an M.S. in Microbiology and Biochemistry, each from Northern Illinois University.

Gabriel N. Szabo has served as Vice President of Product Development since January 2004. Prior to that time, Mr. Szabo served as Closure’s Director of Marketing for Closure Medical’s consumer care products. Prior to joining Closure in 1999, Mr. Szabo worked for Johnson & Johnson in various marketing roles. Most recently, he was the product director of the PEPCID® AC brand for the Johnson & Johnson/Merck joint venture. Prior to Johnson & Johnson, he worked for General Electric Company in various management, product development, and engineering roles. Mr. Szabo holds a B.S. in Mechanical Engineering from Northeastern University and an M.B.A. from Duke University’s Fuqua School of Business.

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

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risks relating to Closure Medical in the event that the merger with Johnson & Johnson is not completed should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operating results and financial condition. The occurrence of any of the following risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

If the merger with Johnson & Johnson is not completed the value of our common stock may drop significantly.

On March 4, 2005, the day that the merger with Johnson & Johnson was publicly announced, the last reported sale price of our common stock on the NASDAQ National Market was $26.68 per share. There can be no assurance that the conditions to the closing of the merger with Johnson & Johnson will be satisfied. If the merger is not completed and we remain an independent publicly owned company, the value of our common stock may drop significantly.

If we are unable to develop new products and product line extensions based on our proprietary cyanoacrylate technology, our future operating results may suffer.

In addition to the commercialization of our current products, our future success depends on our ability to develop new products and product line extensions based on our core technology, which could be expensive and time consuming. The successful development of new products depends on a number of factors, including the following:

•	obtaining regulatory clearances or approvals;

•	acceptance of new products by the market;

•	inherent developmental risks, including ineffectiveness or lack of safety and unreliability;

•	high commercial cost and preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products;

•	our ability to enter into favorable marketing and distribution agreements;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales; and

•	general economic conditions.

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

The manufacture and sale of medical products exposes us to an inherent risk of product liability claims. The medical device industry in general has been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. Based on our experience, we believe that we maintain adequate product liability insurance to cover any such litigation. However, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us could require us to pay substantial amounts that could adversely affect our results of operations and financial condition.

Our products are subject to costly and extensive premarket clearances and approvals. Any unanticipated costs or delays in these processes, or any failure to obtain the necessary clearances or approvals, will affect our ability to introduce and market new products.

The regulatory process is lengthy, expensive and uncertain and there can be no assurance that we will obtain the necessary clearances or approvals to market our products. Before any new medical device may be introduced to the market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) process or the lengthier PMA process. It generally takes from three to nine months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take two or more years from the date of submission of the application. Our OmNex™ Surgical Sealant is, and we expect that some of our future products under development will be, subject to the lengthier PMA process. Securing FDA clearances and approvals may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in refusals to approve or clear new applications or notifications, withdrawals of existing product approvals or clearances, issuances of warning letters, application integrity proceedings, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. If any of these failures occur, it could adversely affect our ability to introduce new products which could adversely affect our future growth and results of operations.

We have completed enrollment in our clinical trials for OmNex™ Surgical Sealant to test safety and efficacy in humans under an Investigational Device Exemption allowed by the FDA. There can be no assurance that the study will ultimately show OmNex™ Surgical Sealant to be safe or efficacious. Without obtaining acceptable clinical results, we would not be able to commercialize OmNex™ Surgical Sealant in the United States, which could have a material adverse effect on our future results of operations and financial condition.

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

The manufacture of our products is subject to periodic inspection by regulatory authorities, including the FDA, and certain marketing partners for compliance with quality system regulations, or QSRs, as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that we will continue to satisfy these requirements for DERMABOND adhesive, SOOTHE-N-SEAL® adhesive and BAND-AID® Brand Liquid Bandage, or that we will be able to meet these requirements in the future for OmNex™ Surgical Sealant. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in QSRs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or any delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, FDA refusal to grant premarket approvals or clearances for pending or future products (including OmNex™ Surgical Sealant), warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of our manufacturing facilities and processes may subject us to further FDA inspections and review before implementation of such modifications. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances will affect our ability to timely manufacture our products.

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

If we are unable to maintain our current arrangements with our marketing partners for current products or establish and maintain new arrangements for new products such as OmNex™ Surgical Sealant, we may not be able to market or sell our current or future products independently.

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

There is no assurance that our suppliers and subcontractors will furnish us with required components when we need them. Relying on third parties exposes us to potential interruptions in supply as well as damaged or non-conforming parts which could affect our ability to ship our products to our customers on a timely basis. These factors could make it more difficult to obtain qualified materials to manufacture our products and manage our inventory effectively which could have a material adverse effect on our results of operations.

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

In addition to patent protection, we rely on unpatented trade secrets and proprietary technological expertise. There can be no assurance that others will not independently develop or otherwise acquire equivalent techniques, or otherwise gain access to our trade secrets and proprietary technological expertise or disclose such trade secrets. We rely, in part, on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors. Failure to obtain or maintain patent or trade secret protection, for any reason, could adversely affect our competitiveness in the marketplace.

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

We compete with domestic and foreign medical device and pharmaceutical companies in various rapidly evolving and technologically advanced fields in developing our technology and products. In the worldwide wound closure market, DERMABOND adhesive competes with the suture products of Ethicon as well as the staple products of Ethicon Endo-Surgery, Inc., both subsidiaries of Johnson & Johnson. We also compete with the suture and staple products of United States Surgical Corporation, a subsidiary of Tyco International Ltd. In addition, there are currently three other cyanoacrylate-based topical adhesives with which DERMABOND adhesive competes, only one of which is approved for sale in the United States. In 2002, United States Surgical, a division of Tyco Health Group, LP received FDA approval to market Indermil® Tissue Adhesive, a butyl cyanoacrylate. Tyco has been marketing Indermil® in the United Kingdom since 1996 and it is currently available in many other countries. B. Braun GmbH markets Histoacryl® as a topical closure adhesive for small lacerations and incisions in low skin tension areas of the body. MedLogic Global Ltd markets LiquiBand® adhesive, primarily in Europe, however it is not marketed in the United States as it does not yet have FDA approval. In the domestic OTC adhesive bandage market, BAND-AID® Brand Liquid Bandage competes with the BAND-AID® Brand Adhesive Bandages of CPC as well as the 3M® brand liquid bandage and Curad® brand (marketed by Beiersdorf AG) adhesive bandages. These three brands in total comprise approximately 80% of the adhesive bandage market. In the domestic OTC oral pain relief market, SOOTHE-N-SEAL® adhesive competes with the following four major products that comprise approximately 75% of that category: Colgate Orabase® Gel marketed by Colgate, Anbesol® Oral Anesthetic products marketed by American Home Products Corporation, Orajel® products marketed by Del Laboratories and Zilactin® products marketed by Zila Consumer Pharmaceuticals. Our OmNex™ Surgical Sealant will compete in the worldwide surgical sealant and adhesive market. Competitors include the following products: BioGlue® Surgical Adhesive manufactured by CryoLife, Inc, Tisseel VH Fibrin Sealant and CoSeal Surgical Sealant both manufactured by Baxter Healthcare Corporation, DuraSeal by Confluent Surgical, HemaSeel by Haemacure Corporation, BioWeld® Tube by Avastra, and Tissuebond™ Liquid Sealant by Tissuemed Ltd.

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

We and our marketing partners intend to market current and future products in Europe, Australia, Canada, Japan and certain other foreign jurisdictions outside of the United States as well as domestically. A number of risks are inherent in international transactions, including the following:

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

We have expended and expect to continue to expend substantial funds to complete the research, development and clinical testing of our existing products and future products in development and to increase our current scale of manufacturing. We believe that existing cash and cash equivalents and investments, which totaled $51,020,000 as of December 31, 2004, will be sufficient to finance our capital requirements for at least 12 to 24 months. There can be no assurance that we will not be required to seek additional capital to finance our operations in the future. We currently have a $3,000,000 line of credit for working capital purposes. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations from our revenues, financial markets, arrangements with marketing partners or from other sources will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

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

Two principal stockholders (and certain of their affiliates), in the aggregate, beneficially own approximately 38% of the outstanding common stock as of March 7, 2005. Other than the stockholder agreement described in the following sentence, there are no voting trusts or other agreements between these individuals to vote in concert, however, such persons, acting together, could have the ability to control most matters submitted to stockholders of Closure. In connection with our proposed merger with Johnson & Johnson, Johnson & Johnson entered into a stockholder agreement with such principal stockholders (and certain of their affiliates) pursuant to which such stockholders agreed to vote approximately 35% of the outstanding shares of our common stock to approve and adopt the Merger Agreement and to take certain other actions in furtherance of the consummation of the Merger.

ITEM 2. PROPERTIES.

We lease a 69,000 square foot facility that houses manufacturing, research and development and our executive offices in Raleigh, North Carolina. The lease expires in November 2008 and we have the option to renew the lease upon termination.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock is quoted on the Nasdaq National Market under the symbol “CLSR.” The following table sets forth, for the periods indicated, the high and low closing sale price per share of Common Stock, as reported on the Nasdaq National Market, for 2003 and 2004.

	Market Price Per Share
	2003		2004
	High	Low	High	Low
First Quarter	$13.56	$8.28	$38.84	$27.01
Second Quarter	22.96	13.61	30.76	22.16
Third Quarter	26.85	18.93	24.75	14.24
Fourth Quarter	37.27	23.15	19.70	13.80

HOLDERS

As of March 7, 2005, there were approximately 241 holders of record of our Common Stock. We have no preferred stock outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding our compensation plans under which our equity securities are authorized for issuance. The information provided is as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,899,881	$21.43	2,403,725	*
Equity compensation plans not approved by security holders	—	—	—

*	This number includes 1,323,259 shares reserved for issuance under the Company’s 1999 Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report. We derived the financial data from our audited financial statements. The balance sheets as of December 31, 2003 and 2004 and the related statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2002, 2003 and 2004 and notes thereto appear elsewhere in this Annual Report.

	Years ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product sales	$13,076	$18,405	$22,711	$33,933	$39,691
License and product development revenues (1)	625	768	1,020	1,054	434

Total revenues	13,701	19,173	23,731	34,987	40,125
Cost of products sold	3,841	5,450	6,496	8,332	10,157

Gross profit	9,860	13,723	17,235	26,655	29,968

Research, development and regulatory affairs expenses	5,853	5,622	6,436	8,134	10,013
General and administrative expenses	5,400	5,504	6,855	6,592	6,859
Special charge- voluntary packaging recall (2)	—	430	—	—	—

Total operating expenses	11,253	11,556	13,291	14,726	16,872

Income (loss) from operations	(1,393)	2,167	3,944	11,929	13,096
Interest income, net	481	388	315	312	684

Income (loss) before taxes	(912)	2,555	4,259	12,241	13,780
Provision (benefit) for income taxes	—	21	(5,864)	4,430	3,946

Net income (loss) before cumulative effect of accounting change	(912)	2,534	10,123	7,811	9,834
Cumulative effect of accounting change (1)	(2,656)	—	—	—	—

Net income (loss)	$(3,568)	$2,534	$10,123	$7,811	$9,834

Net income (loss) per common share before cumulative effect of accounting change:
Basic	$(0.07)	$0.19	$0.75	$0.57	$0.69

Diluted	$(0.07)	$0.18	$0.73	$0.54	$0.65

Cumulative effect of accounting change per common share–basic and diluted	$(0.20)	$—	$—	$—	$—

Net income (loss) per common share:
Basic	$(0.27)	$0.19	$0.75	$0.57	$0.69

Diluted	$(0.27)	$0.18	$0.73	$0.54	$0.65

Shares used in computation of net income (loss) per common share:
Basic	13,390	13,468	13,535	13,758	14,294

Diluted	13,390	13,852	13,783	14,457	15,116

Pro forma amounts are presented below assuming the change in accounting principle adopted in 2000 is applied retroactively (1):
Pro forma- Net loss	$(912)

Pro forma- Net loss per common share:
Basic	$(0.07)

Diluted	$(0.07)

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents and investments	$11,832	$12,958	$17,042	$33,427	$51,020
Working capital (3)	8,462	9,321	16,815	30,974	37,528
Total assets	22,139	25,340	36,747	53,768	69,606
Long-term debt and capital lease obligations, less current portion	332	—	336	—	—
Total stockholders’ equity	13,907	17,247	29,190	47,428	62,070

(1)	In 2000, we adopted SEC Staff Accounting Bulletin No. 101 which changed our method of accounting for revenue from license and product development agreements.
(2)	In 2001, we recalled three production lots of DERMABOND adhesive due to a mechanized packaging problem.
(3)	Working capital is calculated as current assets minus current liabilities.

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

OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices for topical wound care and closure, as well as surgical sealant applications, that fulfill the needs of healthcare practitioners, patients and consumers. Building upon our expertise in biomaterials, we continue to pursue three clinical platforms to address unmet medical needs; topical wound care, internal surgical sealants and new complementary technologies.

Our DERMABOND product line continued to represent the majority of revenues in 2004, aided by the introduction of a new applicator system. In January 2004, ProPen and ProPen XL were launched in the U.S. and international markets. The ProPen products further enhance DERMABOND’s precision application and ease of use. The ProPen is a single-use device designed with interchangeable tips, which allows for fine-line delivery of adhesive for those wound closures requiring precise application. The XL version of ProPen delivers twice the express volume as the ProPen for closing long surgical incisions.

During 2004, we experienced growth from our BAND-AID® Brand Liquid Bandage through continued promotion and introduction in international markets as well as the introduction of a new line extension, the Skin Crack Gel. However, the U.S. market has changed as competition heightened in the first half of 2004 with the introduction of a new liquid bandage product by 3M Corporation and other private label products. As a result, pricing pressure has been significant and our marketing partner has launched new promotional and pricing initiatives to counter the competition.

We made significant progress with our OmNex™ Surgical Sealant during 2004, including the initiation of its definitive clinical trial during April 2004. Enrollment in the 150-patient study assessed the ability of OmNex™ sealant to prevent leakage following reconstruction of vascular structures in patients receiving femoral bypass or arteriovenous shunt procedures for hemodialysis access and was completed in January 2005. In late 2004, we applied for OmNex™ sealant’s European CE mark which allows for commercialization and distribution of the product in European countries. On February 22, 2005, we received the CE mark approval allowing for use as an adjunct to sutures to achieve hemostasis in peripheral vascular reconstructions, such as when bypassing an occluded blood vessel or to create a shunt for hemodialysis access in diabetic patients.

On March 3, 2005, Closure, Johnson & Johnson and Merger Sub, entered into the Merger Agreement. The Merger Agreement provides for the Merger, as a result of which, the separate corporate existence of Merger Sub will cease and Closure will continue as the surviving corporation in the Merger. At the effective time of the Merger, each share of common stock of Closure (other than shares owned by Closure, Johnson & Johnson and Merger Sub) will be converted into the right to receive $27.00 in cash, without interest. Each outstanding Closure stock option at the time of the closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $27.00 and the exercise price of such stock option. The Merger is subject to the approval of Closure’s stockholders. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions. The Merger is expected to be completed during the second quarter of 2005.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Total revenues for 2004 were $40,125,000 compared to $34,987,000 for 2003. Product revenues increased by 17% primarily due to increased sales of our DERMABOND adhesive and BAND-AID® Brand Liquid Bandage products. DERMABOND adhesive represented over 75% of our total revenues in 2004, supported by the introduction of the ProPen and ProPen XL DERMABOND products which provide greater revenue per unit than other DERMABOND products. In addition, the BAND-AID® Brand Liquid Bandage product experienced year-over-year revenue growth of approximately 20%, primarily due to international shipments of liquid bandage as well as the domestic distribution of the first line extension, the Skin Crack Gel. In 2004 and 2003, 95% of product sales were to one customer. We expect that DERMABOND revenues will be the primary growth driver for 2005 and represent over 80% of revenues. Sales of our liquid bandage products are projected to provide less than 10% of total revenues in 2005, the majority of which are expected to be from international sales. In the U.S. market, we expect liquid bandage revenues to decline due to the continuation of the competition and pricing pressures experienced in 2004.

Cost of products sold. Cost of products sold for 2004 was $10,157,000 compared to $8,332,000 for 2003. Cost of products sold as a percentage of revenues was approximately 25% for 2004 and 24% for 2003. The increase was caused by manufacturing inefficiencies attributed to in-house ProPen production start-up during the first half of the year, incremental overhead costs associated with our facility expansion at the beginning of 2004, and a reduction of product development revenues. We expect that future costs of products sold will continue to fluctuate based on production volumes and the relative proportions of our products in the revenue mix. We expect 2005 costs of products sold to be closer to that of historical levels primarily due to a high proportion of DERMABOND products in the revenue mix.

Operating expenses. Operating expenses were $16,872,000 and $14,726,000 for 2004 and 2003, respectively. Operating expenses consist of research, development and regulatory affairs expenses and general and administrative expenses. During 2004, research, development and regulatory affairs expenses increased by 23%

primarily due to development and regulatory expenses relating to OmNex™ sealant, including the pivotal clinical study as well as additional personnel costs to support OmNex™ product development efforts. In addition, we invested research and development resources to fund the development of line extensions for current products as well as new internal sealants. During 2004, research, development and regulatory affairs expenses represented approximately 25% of total revenues compared to 23% in 2003. We expect these expenses will increase as we expand our product pipeline and related development efforts and clinical trials for potential new products, in particular our internal surgical sealants. General and administrative expenses increased by 4% in 2004 primarily due to a $325,000 severance charge and increased professional services, including approximately $150,000 to implement the requirements of Sarbanes-Oxley. However, general and administrative expenses as a percentage of total revenues decreased from 19% in 2003 to 17% in 2004. We expect that general and administrative expenses as a percentage of total revenues will increase during 2005 in support of the launch of the OmNex™ sealant in Europe.

Interest income, net. Net interest income increased to $684,000 for 2004 from $312,000 for 2003. Total interest income increased due to an overall increase in total investments and higher investment yields as a result of market interest rate changes during 2004.

Income taxes. The provision for income taxes was $3,946,000 during 2004 compared to $4,430,000 during 2003. At December 31, 2004, we had no operating loss carryforwards remaining for federal income tax reporting purposes and had $182,000 for state income tax purposes. Federal research and development tax credit carryforwards total approximately $3,439,000, which will begin to expire in the year 2011, and state tax credits total approximately $519,000, which will begin to expire in 2005. Tax credits of $1,312,000 recorded for 2004 included $670,000 related to qualified research and development expenditures for years prior to 2004 identified in a tax study completed in the fourth quarter. The majority of the state tax credit carryforwards may be designated for use against either the franchise or state income tax.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity securities, borrowings from lenders, license and product development revenues and product sales. Our principal sources of liquidity include cash, cash equivalents and marketable investments, which totaled $51,020,000 at December 31, 2004. To date, our income tax payments have been limited to federal alternative minimum tax and certain state income taxes. However, we anticipate utilizing substantially all of our outstanding income tax credits and state net operating losses during 2005 and will begin paying regular federal and state income taxes during the second half of the year.

As of December 31, 2004, we had no long-term debt or capital lease obligations. We maintain a $3,000,000 line of credit for working capital purposes that had no borrowings during the year or outstanding at December 31, 2004. We currently have no commitments for any additional financing.

(in thousands)	Payments due by period
Contractual Obligations as of December 31, 2004:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Long-term debt	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,451	874	2,577	—	—
Purchase obligations	125	125	—	—	—
Other long term liabilities	—	—	—	—	—

Contractual obligations consist of operating leases and capital asset commitments. Operating lease obligations primarily relate to our facility lease. Purchase obligations represent noncancellable commitments for capital asset investments.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of December 31, 2004. However, we estimate that capital investments for 2005 could be up to $2,000,000 to support additional manufacturing initiatives, including, approximately $250,000 to develop manufacturing capabilities for OmNex™ sealant. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2004, Closure incurred $10,013,000 in research, development and regulatory affairs expenses compared to $8,134,000 in 2003. The increase was primarily due to development and regulatory expenses relating to OmNex™ sealant, including the pivotal clinical study as well as additional personnel costs to support OmNex™ product development efforts. We continued to increase our research and development activities to maintain a competitive advantage and we anticipate that research and development expenses will increase for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. During 2004, 2003 and 2002, we were reimbursed $180,000, $386,000 and $905,000, respectively, in accordance with these cost sharing arrangements. We cannot estimate the costs to complete our research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes and regulatory approvals. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $15,200,000 for 2004 compared to $11,510,000 for 2003. The increase in cash provided by operations was primarily due to the increase in operating income during the 2004 period, reduced amortization of deferred revenue balances and the use of net operating loss carryforwards to reduce tax payments. These increases were offset by a decreased tax benefit from stock option exercises of approximately $2,000,000.

Net cash used by investing activities was $18,046,000 during 2004 and $17,987,000 during the 2003 period. The increase in net cash used during 2004 primarily related to an increased net investment in marketable securities partially offset by a decrease in the rate of investment in long-term assets.

Net cash provided by financing activities was $4,132,000 during 2004 compared to $7,214,000 during 2003. Our primary financing activities during 2003 and 2004 related to the issuance of shares under our stock option and stock purchase plans.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $51,020,000 at December 31, 2004, will be sufficient to finance our operating and capital requirements for at least 12 to 24 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our existing products, including DERMABOND adhesive, liquid bandage and OmNex™ sealant;

•	the progress of our research and product development programs for future nonabsorbable and internal adhesive products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development;

•	our ability to maintain existing marketing agreements, including our agreements with Ethicon and CPC for DERMABOND adhesive and liquid bandage, respectively, and establish and maintain new marketing agreements;

•	our ability to achieve product development milestones;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals and the costs of complying with regulatory requirements;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

We may be required to seek additional capital to finance our operations in the future. If our currently available funds and internally generated cash flows are not sufficient to satisfy our financing and operating needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements with marketing partners. Other than our working capital line of credit, we have no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to us on favorable terms, if at all.

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

Intangible assets. Intangible assets are capitalized until either the related patent or license is issued or obtained, in which case they are amortized over the shorter of their remaining economic or useful lives or they are rejected or abandoned, in which case they are written off. Management estimates the remaining economic or useful life based on the subject matter protected, scope of the claims, the competitive barrier function and economic benefit. On an ongoing basis, we evaluate the adequacy of our patents and licenses carrying values in relation to estimated future cash flows and market trends exhibited by the related products. If estimates made by management related to useful lives of intangible assets prove to be incorrect, our results could be affected by the change in amounts amortized each period.

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

Income taxes. Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. A valuation allowance is recorded when based on available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized. On a quarterly basis, we consider all positive and negative evidence, including our earnings history and existing contracts and partnerships, to determine whether it is more likely than not that certain deferred tax assets will be realized in the future. At December 31, 2004, Closure had $4,481,000 recorded as deferred tax assets, primarily related to tax credit carryforwards. If our estimates are incorrect, the realizable value of deferred tax assets may be overstated.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” (note 2 of financial statements) for the pro forma net income and net income per share amounts for 2002, 2003 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Although we have not yet determined the impact of the adoption of SFAS 123(R) or whether it will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R). The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on our reported results of operations, though it will have no impact on our actual overall financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, auction rate securities, corporate bonds and other investments with an average maturity of less than one year, or in the case of auction rate securities having auction reset periods of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At December 31, 2004, our total portfolio consisted of approximately $51,020,000 of cash, cash equivalents and investments, the majority of which had average maturities within one year, or in the case of auction rate securities having auction reset periods of less than one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 20, 2004, our Board of Directors, at the recommendation of our Compensation Committee, approved cash incentive bonuses to certain of our executive officers for the 2004 fiscal year. The awards were made based on performance criteria previously established by the Compensation Committee, which were not set forth in a written agreement. The Compensation Committee approved the payment of 2004 cash incentive bonuses in the amounts stated below:

Name	Title	Amount
Daniel A. Pelak	President and Chief Executive Officer	$233,888
William M. Cotter	VP of Manufacturing and Operations	$115,244
Benny Ward	VP of Finance and Chief Financial Officer	$114,729
Jerry Y. Jonn	Vice President of Research	$100,200
James F. Buck	Vice President of Marketing	$98,400

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item concerning directors (including our audit committee financial expert) and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report. The required information as to our executive officers is set forth in Part I hereof and incorporated herein by reference.

We have adopted a Corporate Code of Conduct that applies to, among others, the Chairman, President and Chief Executive Officer, the Vice President of Finance and Chief Financial Officer and the Controller as required by Section 406 of the Sarbanes Oxley Act of 2002. The Corporate Code of Conduct is posted on our website at http://www.closuremed.com.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.

The financial statements listed in the accompanying Index to Financial Statements at page F-1 are filed as part of this Annual Report.

2.	Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

3.	Exhibits. (See (b) below)

(b)	Exhibits.

The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 3, 2005, among Johnson & Johnson, Holden Merger Sub, Inc. and the Company (Exhibit 2.1) (16)

3.1	Restated Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Restated Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-Laws (Exhibit 3.2)(1)

Exhibit Number	Description
10.1†	Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.8)(1)

10.2‡	Amended and Restated 1996 Equity Compensation Plan of the Company (Exhibit 10.1) (7)

10.3‡	Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the Company (Exhibit 10.10)(1)

10.4‡	Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company (Exhibit 10.12)(1)

10.5‡	Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company (Exhibit 10.13)(1)

10.6	Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.19)(2)

10.7‡	Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company (Exhibit 10.19)(3)

10.8‡	Employment Agreement, dated as of January 1, 1998, between Anthony J. Sherbondy and the Company (Exhibit 10.20)(3)

10.9	Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.22)(3)

10.10‡	1999 Employee Stock Purchase Plan of the Company (Exhibit 10.1)(4)

10.11†	Distribution, Supply and Development Agreement, dated as of December 21, 2000, between Colgate Oral Pharmaceuticals, Inc. and the Company (Exhibit 10.23) (8)

10.12†	Licensing, Distribution and Supply Agreement between Johnson & Johnson Consumer Products Company and the Company dated as of May 23, 2001 (Exhibit 10.1)(5)

10.13†	Amendment, dated September 15, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.25) (9)

10.14†	Amendment, dated September 30, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.26) (9)

10.15†	Amendment, dated November 6, 2001, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.27) (9)

10.16	Rights Agreement, dated as of July 30, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Exhibit 4)(6)

10.17‡	Employment Agreement, dated as of July 9, 2001, between Jerry Y. Jonn and the Company (Exhibit 10.29) (9)

10.18‡	Amendment to Employment Agreement, dated as of March, 27, 2002, between Robert V. Toni and the Company (Exhibit 10.30) (9)

10.19‡	Employment Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.1) (10)

10.20‡	Defense Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.2) (10)

10.21‡	Amended and Restated Employment Agreement, dated as of February 13, 2003, between Anthony J. Sherbondy and the Company (Exhibit 10.34) (11)

10.22‡	Employment Agreement, dated as of March 3, 2003, between James F. Buck and the Company (Exhibit 10.1) (12)

10.23	Amendment, dated May 12, 2003, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.1) (13)

10.24‡	Employment Agreement, dated as of December 4, 2003, between Bruce J. Krattenmaker and the Company (Exhibit 10.24) (14)

10.25‡	Employment Agreement, dated as of December 19, 2003, between Michael J. Hoban and the Company (Exhibit 10.25) (14)

10.26‡	Employment Agreement, dated as of December 19, 2003, between Gabriel N. Szabo and the Company (Exhibit 10.26) (14)

10.27‡	Amended and Restated Employment Agreement, dated as of January 12, 2004, between Jeffrey G. Clark and the Company (Exhibit 10.27) (14)

10.28‡	Employment Agreement, dated as of December 18, 2003, between Benny Ward and the Company (Exhibit 10.28) (14)

Exhibit Number	Description
10.29‡	Employment Agreement, dated as of March 30, 1998, between Debra L. Pawl and the Company (Exhibit 10.29) (14)

10.30†	Fourth Amendment to Supply and Distribution Agreement, effective as of December 19, 2003, by and between Ethicon, Inc. and Closure Medical Corporation (Exhibit 10.1) (15)

10.31‡*	Separation of Employment and General Release Agreement, dated as of November 18, 2004, between Debra L. Pawl and the Company

10.32	Form of Indemnification Agreement between the Company and each of the individuals listed on the schedule thereto, which plans are identical in all material respects (Exhibit 10.1) (16)

10.33‡	Form of Letter Agreement among Johnson & Johnson, the Company and each of the individuals listed on the schedule thereto, which letter agreements are identical in all material respects except as indicated in such schedule (Exhibit 10.3) (16)

10.34‡	Form of Letter Agreement among Johnson & Johnson, the Company and each of the individuals listed on the schedule thereto, which letter agreements are identical in all material respects except as indicated in such schedule (Exhibit 10.4) (16)

10.35	Amendment to Rights Agreement, dated as of March 3, 2005, between the Company and American Stock Transfer & Trust Company (Exhibit 10.5) (16)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the “Commission”) pursuant to an order of the Commission granting the Company’s application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
‡	Compensation plans and arrangements for executives and others.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.
(5)	Filed as an exhibit to the Company’s Current Reports on Form 8-K filed June 22, 2001 and November 15, 2001.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed July 30, 2001.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-118037) filed with the Commission on August 9, 2004.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-k filed March 8, 2005.

(d)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	CLOSURE MEDICAL CORPORATION

	By:	/s/ DANIEL A. PELAK
DANIEL A. PELAK
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DANIEL A. PELAK Daniel A. Pelak	President and Chief Executive Officer (principal executive officer) and Director	March 16, 2005

/s/ BENNY WARD	Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 16, 2005
Benny Ward

/s/ J. DANIEL COLE	Chairman of the Board of Directors	March 16, 2005
J. Daniel Cole

/s/ RICHARD W. MILLER	Director	March 16, 2005
Richard W. Miller

/s/ JAMES E. NIEDEL	Director	March 16, 2005
James E. Niedel

/s/ ROLF D. SCHMIDT	Director	March 16, 2005
Rolf D. Schmidt

/s/ STEPHEN L. SHAPIRO	Director	March 16, 2005
Stephen I. Shapiro

/s/ RANDY H. THURMAN	Director	March 16, 2005
Randy H. Thurman

CLOSURE MEDICAL CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of Closure Medical Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear in their report which is included on the following page in this annual report on Form 10-K.

/s/ DANIEL A. PELAK	/s/ BENNY WARD
Chief Executive Officer	Chief Financial Officer

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Closure Medical Corporation:

We have completed an integrated audit of Closure Medical Corporation’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Closure Medical Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina

March 16, 2005

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2004
Assets
Cash and cash equivalents	$1,403	$2,689
Short-term investments	23,614	30,125
Accounts receivable	2,976	3,001
Inventories	1,795	1,636
Prepaid expenses	698	728
Deferred income taxes	5,470	4,481

Total current assets	35,956	42,660
Furniture, fixtures and equipment, net	5,980	5,680
Intangible assets, net	3,049	3,060
Long-term investments	8,410	18,206
Deferred income taxes	373	—

Total assets	$53,768	$69,606

Liabilities and Stockholders’ Equity
Accounts payable	$1,889	$1,705
Accrued expenses	2,546	3,193
Deferred revenue	547	234

Total current liabilities	4,982	5,132
Other accrued liabilities	171	—
Deferred revenue	1,187	953
Deferred income taxes	—	1,451

Total liabilities	6,340	7,536

Commitments and contingencies (See notes 8, 9 and 10)

Preferred stock, $0.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 35,000 shares; issued and outstanding 14,127 and 14,393 shares, respectively	141	144
Additional paid-in capital	60,762	65,732
Accumulated deficit	(13,475)	(3,641)
Accumulated other comprehensive income (loss), net of tax	—	(165)

Total stockholders’ equity	47,428	62,070

Total liabilities and stockholders’ equity	$53,768	$69,606

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2003	2004
Product sales	$22,711	$33,933	$39,691
License and product development revenues	1,020	1,054	434

Total revenues	23,731	34,987	40,125
Cost of products sold	6,496	8,332	10,157

Gross profit	17,235	26,655	29,968

Research, development and regulatory affairs expenses	6,436	8,134	10,013
General and administrative expenses	6,855	6,592	6,859

Total operating expenses	13,291	14,726	16,872

Income from operations	3,944	11,929	13,096
Interest expense	(45)	(4)	—
Interest income	360	316	684

Income before income taxes	4,259	12,241	13,780
Provision (benefit) for income taxes	(5,864)	4,430	3,946

Net income	$10,123	$7,811	$9,834

Shares used in computation of net income per common share:
Basic	13,535	13,758	14,294

Diluted	13,783	14,457	15,116

Net income per common share:
Basic	$0.75	$0.57	$0.69

Diluted	$0.73	$0.54	$0.65

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$10,123	$7,811	$9,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,294	1,236	1,412
Loss on disposals of fixed assets	125	22	141
Loss on disposals of intangible assets	340	439	310
Change in accounts receivable	(488)	(503)	(25)
Change in inventories	62	(611)	159
Change in prepaid expenses	(144)	(291)	(30)
Change in accounts payable and accrued expenses	622	323	292
Change in deferred revenue	(225)	(1,204)	(547)
Change in deferred taxes	(7,254)	1,411	2,813
Tax benefits associated with stock options	1,258	2,877	841

Net cash provided by operating activities	5,713	11,510	15,200

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(510)	(1,703)	(1,099)
Investment in intangible assets	(748)	(636)	(475)
Purchases of investments	(10,734)	(42,166)	(42,900)
Proceeds from the sale of investments	4,402	26,518	26,428

Net cash used by investing activities	(7,590)	(17,987)	(18,046)

Cash flows from financing activities:
Repayment of debt	(600)	(336)	—
Net proceeds from the issuance of shares under the stock option and stock purchase plans	562	7,550	4,132
Payments under capital lease obligations	(333)	—	—

Net cash provided (used) by financing activities	(371)	7,214	4,132

Increase (decrease) in cash and cash equivalents	(2,248)	737	1,286
Cash and cash equivalents, beginning of year	2,914	666	1,403

Cash and cash equivalents, end of year	$666	$1,403	$2,689

Supplemental cash flow information:

Cash payments for interest during 2002, 2003 and 2004 were approximately $45, $4 and $0, respectively. Cash payments for income taxes were $80, $219 and $144 during 2002, 2003 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	13,508	$135	$48,521	$(31,409)	$—	$17,247
Exercise of stock options, 401(k) match and sale of common stock under ESPP	41	—	562	—	—	562
Income tax benefits from stock option exercises	—	—	1,258	—	—	1,258
Net income	—	—	—	10,123	—	10,123

Balance at December 31, 2002	13,549	135	50,341	(21,286)	—	29,190
Exercise of stock options, 401(k) match and sale of common stock under ESPP	578	6	7,544	—	—	7,550
Income tax benefits from stock option exercises	—	—	2,877	—	—	2,877
Net income	—	—	—	7,811	—	7,811

Balance at December 31, 2003	14,127	141	60,762	(13,475)	—	47,428
Exercise of stock options and sale of common stock under ESPP	266	3	4,129	—	—	4,132
Income tax benefits from stock option exercises	—	—	841	—	—	841
Unrealized gain (loss) on investments, net of tax	—	—	—	—	(165)	(165)
Net income	—	—	—	9,834	—	9,834

Balance at December 31, 2004	14,393	$144	$65,732	$(3,641)	$(165)	$62,070

The accompanying notes are an integral part of these financial statements.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

1.	ORGANIZATION AND OPERATIONS

Closure Medical Corporation (the “Company” or “Closure”) develops and manufactures innovative biomaterial-based medical devices for topical wound care and surgical sealant applications based on its proprietary cyanoacrylate technology. The Company’s topical wound care medical devices can be used to close and seal wounds and incisions rapidly as well as stop leakage of blood and other bodily fluids from injured tissue. Our currently marketed products include DERMABOND Topical Skin Adhesive (“DERMABOND adhesive”), BAND-AID® Brand Liquid Bandage (“Liquid Bandage”), SOOTHE-N-SEAL® canker sore relief (“SOOTHE-N-SEAL®adhesive”) and NEXABAND® products. The Company has also developed OmNex™ Surgical Sealant (“OmNex™ sealant) to be used in certain vascular surgery procedures.

The Company’s lead product, DERMABOND adhesive, is a nonabsorbable tissue adhesive that can be used to replace sutures and staples for certain topical wound closure applications. DERMABOND adhesive was approved for marketing by the United States Food and Drug Administration (“FDA”) in 1998. The Company’s marketing partner, Ethicon, Inc. (“Ethicon”), a Johnson & Johnson Company, markets and distributes DERMABOND adhesive.

In 2001, the Company received FDA clearance to market Liquid Bandage, which was the first cyanoacrylate medical device approved by the FDA for the over-the-counter (“OTC”) adhesive bandage market. In May 2001, the Company entered into an agreement providing Johnson & Johnson Consumer Products Company (“CPC”) with worldwide supply, distribution and development rights to the Liquid Bandage technology. The agreement includes rights to Closure’s Liquid Bandage and future OTC products, except for SOOTHE-N-SEAL®adhesive.

The Company entered into an agreement in 2000 providing Colgate Oral Pharmaceuticals, Inc. (“Colgate”), a subsidiary of Colgate-Palmolive Company, with supply, distribution and development rights to the Company’s SOOTHE-N-SEAL®adhesive technology for the treatment of canker sores of the mouth. The Company received FDA clearance to market SOOTHE-N-SEAL®adhesive in September 1999. SOOTHE-N-SEAL®adhesive was the first cyanoacrylate adhesive approved by the FDA for the OTC consumer market.

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

In February 2005, the Company received CE mark approval for OmNex™ sealant which allows for commercialization and distribution in European Union countries. OmNex™ sealant is a synthetic, biodegradable material which mechanically seals the surfaces of blood vessels and artificial grafts to prevent blood leakage after traditional suturing. The product’s clinical application under the CE Mark allows for its use as an adjunct to sutures to achieve hemostasis in peripheral vascular reconstructions, such as when bypassing an occluded blood vessel or to create a shunt for hemodialysis access in diabetic patients. During January 2005, the Company completed enrollment in a pivotal clinical study to support U.S. premarket approval (“PMA”) for OmNex™ sealant. The protocol requires four- and twelve-week follow-up visits for participants at 13 medical institutions in the United States and Europe. Once the follow up visits are completed and clinical data is gathered from the study, the Company will submit a PMA application to the U.S. Food and Drug Administration for regulatory approval.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and liquid investments having an original maturity of less than three months.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Short-term investments consist primarily of short-term money market funds, commercial paper, auction rate securities and corporate bonds having maturities greater than three months but less than or equal to one year, or in the case of auction rate securities having auction reset periods of less than one year. Auction rate securities may have final maturities in excess of one year, but are considered short-term investments based on the frequency of their reset periods and their availability for current operations. Long-term investments consist of marketable securities that have maturities greater than one year. Investments are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss). Investments are made in accordance with the Company’s Investment Policy as established by the Board of Directors.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates its inventories for obsolescence on an ongoing basis.

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

Impairment of Long-Lived Assets

The Company evaluates the net realizable value of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. SFAS 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. There were no impairments of long-lived assets recorded in 2002, 2003 or 2004.

Revenue Recognition

The sales price of DERMABOND adhesive and NEXABAND adhesives is ultimately determined by the sales price of the product to the ultimate customer. For these products, the Company recognizes revenue at an agreed-upon minimum price at the time these products are shipped. The Company’s marketing partners subsequently provide a summary of their sales on a quarterly basis, and at that time, additional revenue, if any, is recognized in an amount derived from the difference between the previously recognized minimum price at shipment and the average sales price received by the marketing partners. A decrease in the average selling price received by our marketing partner for DERMABOND adhesive, could ultimately result in a reduced minimum price for future product shipments. In addition, the Company recognizes royalty revenue for DERMABOND adhesive. Revenues from all products are recognized upon shipment to our customer or customer’s agent which is when title is transferred. Advance payments received by the Company that relate to future sales of product or future royalties due on these sales are deferred and recorded as revenue as they are earned over future periods. Upon execution of certain agreements and achievement of certain criteria in accordance with those agreements, Closure may receive license and product development payments from its marketing partners. These payments are deferred and recognized ratably over the remaining life of the agreement in accordance with Staff Accounting Bulletin (SAB) 104.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

During 2002, 2003 and 2004, one customer accounted for 94%, 95% and 95% of total product sales, respectively. One customer accounted for 94% and 91% of trade accounts receivable at December 31, 2003 and 2004, respectively. Each of the Company’s marketing partners are based in the United States, and accordingly, less than ten percent of the Company’s revenues during 2002, 2003 and 2004 were from outside of North America. However, the majority of the Company’s products are marketed on a global basis by its marketing partners.

Research and Development Expenses

Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers. The Company has arrangements with certain marketing partners in which it shares certain research, development and regulatory affairs expenses related to approved projects. During 2002, 2003 and 2004 the Company was reimbursed $905,000, $386,000 and $180,000, respectively, in accordance with these cost sharing arrangements.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. As a result, the Company has continued to record a valuation allowance as of December 31, 2003 and 2004, as the Company believes it is more likely than not that a portion of the deferred tax assets may not be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts as well as disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Areas of the financial statements where estimates may have the most significant effect include the valuation of inventory, lives of tangible and intangible assets, impairment of long-lived assets, realization of deferred tax assets and the provision for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at December 31, 2003 and 2004 approximated their fair value due to the short-term nature of these items.

The fair value of the Company’s investments at December 31, 2003 and 2004 was equal to their carrying values.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The Company maintains the Amended and Restated 1996 Equity Compensation Plan (the “Plan”), adopted by the Board of Directors on May 28, 1996 and which was most recently amended and restated on June 16, 2004. The Plan provides that a maximum of 7,000,000 stock options may be granted to officers, employees, independent contractors and consultants, and non-employee directors of the Company. In addition, the Plan provides for grants of restricted stock and stock appreciation rights to participants other than non-employee directors of the Company. The Plan is administered and interpreted by the compensation committee of the Board of Directors (the “Committee”). Grants under the Plan may consist of (i) options intended to qualify as incentive stock options (“ISOs”) within the meaning of section 422 of the Internal Revenue Code or (ii) so-called “nonqualified stock options” (“NQSOs”) that are not intended to so qualify. Independent contractors or consultants to the Company are not eligible to receive ISOs under the Plan. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant, except that the option price of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant. The Committee will determine the term of each option; provided, however, that the exercise period may not exceed ten years from the date of grant, and the exercise period of an ISO granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company may not exceed five years from the date of grant. Options outstanding at December 31, 2002, 2003 and 2004 generally have original vesting periods of three to five years.

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the Plan and in the year of purchase for benefits received under the Employee Stock Purchase Plan, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below (in thousands):

	2002	2003*	2004*
Net income –as reported	$10,123	$7,811	$9,834
Less: Pro forma adjustment for stock- based compensation	(10,829)	(7,049)	(8,743)

Net income (loss) –pro forma	$(706)	$762	$1,091

Basic net income (loss) per common share:
As reported	$0.75	$0.57	$0.69

Pro forma	$(0.05)	$0.06	$0.08

Diluted net income (loss) per common share:
As reported	$0.73	$0.54	$0.65

Pro forma	$(0.05)	$0.05	$0.07

The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

	2002	2003	2004
Average expected life (years)	7.4	7.1	6.8
Average interest rate	3.7-5.4%	2.7-4.2%	3.4-4.5%
Volatility	80.8%	78.1%	75.9%
Dividend yield	0.0%	0.0%	0.0%

*	2003 and 2004 are presented net of tax.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Segment Reporting

The Company has no separately reportable operating segments for any periods presented.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock-Based Compensation” (note 2) for the pro forma net income and net income per share amounts for 2002, 2003 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on our reported results of operations, though it will have no impact on our actual overall financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

Potential common shares that would have the effect of increasing diluted net income per share are considered to be antidilutive and were not included in calculating diluted net income per share. As of December 31, 2002, 2003 and 2004, there were 2,595,355, 2,275,843 and 1,412,777 potential shares, respectively, that are not included in calculating diluted net income per share because their effect was antidilutive.

Other Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Accordingly, accumulated other comprehensive income (loss) is shown in the Statement of Stockholders’ Equity at December 31, 2004 and is comprised of net unrealized losses on the Company’s available-for-sale securities. The tax effect for 2004 of other comprehensive income (loss) was $85,000.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

3.	INVESTMENTS

The following is a summary of investments, all of which are classified as available-for-sale (in thousands):

	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Bonds	$20,368	—	$110	$20,258
Medium and Short Term Notes	6,448	—	51	6,397
Euro Dollar Bonds	7,209	—	34	7,175
Federal Agency issues	6,000	—	36	5,964
Taxable Auction Securities	5,775	—	—	5,775
Certificates of Deposit	2,000	—	19	1,981
Accrued Interest and Other	781	—	—	781

Total	$48,581	—	$250	$48,331

At December 31, 2004 approximately $7,098,000 of investments had a maturity date of less than 90 days, approximately $23,027,000 had a maturity date between 90 days and one year and approximately $18,206,000 had a maturity date between one and two years. Short-term and long-term investments were $30,125,000 and $18,206,000, respectively, at December 31, 2004.

4.	INVENTORIES

Inventories included the following (in thousands):

	December 31,
	2003	2004
Packaging	$995	$500
Raw materials	236	134
Work–in–process	547	621
Finished goods	17	381

	$1,795	$1,636

5.	FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment included the following (in thousands):

	December 31,		Estimated Useful Lives
	2003	2004
Furniture and computers	$1,337	$1,648	3–10 years
Machinery and equipment	6,512	7,350	5–10 years
Leasehold improvements	3,200	3,502	Life of lease
Construction–in–progress	714	171

	11,763	12,671
Accumulated depreciation	(5,783)	(6,991)

	$5,980	$5,680

Depreciation expense for 2002, 2003 and 2004 was $1,178,000, $1,089,000 and $1,258,000, respectively.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

6.	INTANGIBLE ASSETS

Intangible assets included the following (in thousands):

	December 31,		Estimated Useful Lives
	2003	2004
Trademarks	$57	$57	5 years
Patents:
Approved	1,637	1,868	5-17 years
Unapproved	1,300	1,234	*
License	550	550	15 years
Other	197	197	5 years

	3,741	3,906
Accumulated amortization:
Trademarks	57	57
Patents	346	464
License	92	128
Other	197	197

	692	846

	$3,049	$3,060

*	Patents are not amortized until approved.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally fifteen years for patents. Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years are as follows (in thousands):

Actual amortization expense:
2002	$116
2003	147
2004	154

Estimated amortization expense:
2005	$160
2006	159
2007	159
2008	159
2009	154

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2003	2004
Accrued payroll, benefits and other compensation	$1,814	$2,274
CEO transition costs	227	171
Contract services	—	398
Other	505	350

	$2,546	$3,193

In September 2002, the Company recorded a charge of approximately $800,000 related to the transition of the CEO position. The charge included approximately $600,000 related to transition services provided by the Company’s former CEO and his entering into a non-competition agreement, which was to be paid to the former CEO over a three year period. The remainder primarily related to recruitment costs associated with the selection of a new CEO and taxes and benefits on the transition services. At December 31, 2003 and 2004, $227,000 and $171,000 was included in short term accrued expenses and $171,000 and $0 respectively, remained in long-term other accrued liabilities related to this charge.

8.	LINE OF CREDIT

In December 2003, the Company renewed its $3,000,000 line of credit for a two-year period with more favorable terms including minimal affirmative covenants. There were no borrowings against the line of credit at December 31, 2004.

9.	LEASES

The Company leases office and manufacturing space and equipment under operating leases which expire at various dates through 2008. Rent expense related to operating leases was approximately $572,000, $606,000 and $920,000 for 2002, 2003 and 2004, respectively.

Future minimum lease payments under noncancellable operating leases, primarily for facilities rental, with initial terms of one year or more are as follows at December 31, 2004 (in thousands):

2005	$874
2006	897
2007	880
2008	800
2009	—
Thereafter	—

Total minimum lease payments	$3,451

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

10.	MAJOR CUSTOMERS

In March 1996, the Company entered into an eight-year supply and distribution agreement providing Ethicon with exclusive worldwide rights to market, distribute and sell DERMABOND adhesive. The agreement required Ethicon to make minimum purchases that increase annually and to pay royalties based upon net sales. During December 2003, the agreement was amended to extend the term until March 2005 and to provide that the agreement will automatically renew for consecutive periods of one year unless Ethicon serves notice of termination no later than December 15 of the year preceding the expiration date of the renewal period. Based on the automatic renewal, the agreement was extended until March 2006. The agreement is terminable upon specified events, including material breach by either party and insolvency of either party. Upon certain events of default by the Company, including failure to provide an adequate supply of product, Ethicon may end its arrangement to purchase DERMABOND adhesive from the Company, and may manufacture the product itself and pay the Company royalties based on sales. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities.

In May 2001, the Company entered into an agreement providing CPC with exclusive worldwide supply, distribution and development rights to BAND-AID® Brand Liquid Bandage technology. Included in the agreement are rights to certain future OTC products co-developed by the parties, excluding our SOOTHE-N-SEAL® adhesive technology. The agreement requires CPC to purchase minimum quantities during each contract year. The agreement will automatically renew each year for a period of one year after the initial contract term expires unless either party notifies the other at least six months prior of its intention not to renew. The agreement is terminable upon specified events, including material breach by either party. In addition, the agreement allows for the joint collaboration and cost sharing of continuing development activities. Upon execution of the agreement and certain milestones achieved by Closure, CPC made payments to the Company in recognition of its previous research and development expenditures. These payments have been deferred and are being recognized ratably over the life of the agreement. In accordance with the agreement, the Company may receive a future milestone payment, based on achievement of certain criteria.

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

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

11.	INCOME TAXES

Significant components of the Company’s income tax expense (benefit) for the years ended December 31, 2002, 2003 and 2004 were as follows (in thousands):

	December 31,
	2002	2003	2004
Current
Federal	$(21)	$88	$943
State	154	53	105

	133	141	1,048

Deferred, net of change in valuation allowance
Federal	(5,517)	3,779	2,599
State	(480)	510	299

	(5,997)	4,289	2,898

Total tax expense (benefit)	$(5,864)	$4,430	$3,946

Income taxes computed at the statutory federal income tax rate of 34% were reconciled to the provision for income taxes for the years ended December 31, 2002, 2003 and 2004 as follows (in thousands):

	December 31,
	2002	2003	2004
U.S. federal tax at statutory rate	$1,448	$4,162	$4,685
State taxes (net of federal benefit)	204	588	666
Change in valuation allowance	(7,209)	100	(110)
Tax credits	(442)	(335)	(1,312)
Other	135	(85)	16

Provision (benefit) for income taxes	$(5,864)	$4,430	$3,946

Deferred tax assets were comprised of the following (in thousands):

	December 31,
	2003	2004
Net operating loss carryforwards	$4,322	$182
Tax credit carryforwards:
Federal research and development credits	2,189	3,439
Federal alternative minimum tax credits	63	266
State credits	458	519
Temporary differences:
Accruals, reserves and other	460	495
Deferred revenue	447	276
Fixed assets and depreciation	(551)	(716)
Intangible assets and amortization	(975)	(971)

	6,413	3,490
Valuation allowance	(570)	(460)

Net deferred tax asset	$5,843	$3,030

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

11.	INCOME TAXES—Continued

The Company has federal research and development tax credit carryforwards of approximately $3,439,000 which will begin to expire in the year 2011 and state tax credits of approximately $519,000 which begin to expire in 2005. The majority of the Company’s state tax credit carryforwards may be designated for use against either the franchise or state income tax.

Prior to 2002, no deferred provision or benefit for income taxes was recorded because the Company was in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2002, the Company re-evaluated the amount of valuation allowance required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets to an amount that it believed is more likely than not of being realized based on the Company’s assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future market conditions. At December 31, 2004, the valuation allowance primarily reflected uncertainties involving the realization of state tax credits and loss carryforwards. The valuation allowance was decreased by $110,000 during 2004 to reflect the more likely realization of certain state tax assets. At December 31, 2004, deferred tax assets included $85,000 related to other comprehensive income.

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes stock option activity under the Plan:

	Shares	Weighted–Average Price Per Share	Weighted–Average Fair Value
Options outstanding at December 31, 2001	3,139,054	$20.51

Granted	1,003,650	17.37	$13.43
Exercised	(9,975)	6.64	—
Canceled	(170,650)	19.80	—

Options outstanding at December 31, 2002	3,962,079	19.78

Granted	1,334,250	21.42	16.48
Exercised	(535,637)	13.37	—
Canceled	(43,840)	25.94	—

Options outstanding at December 31, 2003	4,716,852	20.96

Granted	515,600	24.09	17.57
Exercised	(198,282)	17.56	—
Canceled	(134,289)	20.84	—

Options outstanding at December 31, 2004	4,899,881	$21.43

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

12.	EMPLOYEE BENEFIT PLANS—Continued

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted–Average Exercise Price	Weighted–Average Remaining Contractual Life	Number Exercisable	Weighted–Average Exercise Price
$ 5.00–$14.91	1,178,469	$13.78	6.71	640,599	$13.58
$15.34–$20.00	1,210,583	19.16	5.88	931,233	19.34
$20.05–$24.83	1,386,459	22.85	6.17	972,430	22.95
$25.25–$35.00	1,124,370	30.12	5.88	742,524	30.23

Total	4,899,881			3,286,786

Options available for grant at December 31, 2004 totaled 1,080,466.

Effective February 1, 1999, the Company established the 1999 Employee Stock Purchase Plan (the “ESPP”) to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. The Company has reserved 1,500,000 shares of Common Stock for issuance under the ESPP. Under the ESPP, employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 2003 and 2004, 37,432 and 67,490 shares were issued under the ESPP, respectively. At December 31, 2004, 1,323,259 shares were available for issuance.

The Company maintains a 401(k) Retirement Plan and Trust (the “401(k) Plan”) available to all full-time, eligible employees. Employee contributions are voluntary and are limited to the maximum amount allowable under federal tax regulations and the Company matches contributions on a discretionary basis. Employer match amounts contributed to the 401(k) Plan during 2003 and 2004 were approximately $80,000 and $83,000, respectively.

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

13.	QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for the years ended December 31, 2003 and 2004.

	2003 Quarters Ended (In thousands, except per share data)
	March 31	June 30	Sept. 30	Dec. 31
Revenues	$8,161	$8,481	$8,861	$9,484
Cost of products sold	(1,893)	(2,048)	(2,140)	(2,250)

Gross profit	6,268	6,433	6,721	7,234
Research, development and regulatory affairs expenses	1,830	2,158	2,042	2,103
General and administrative expenses	1,527	1,693	1,657	1,716

Income from operations	2,911	2,582	3,022	3,415
Interest income, net	78	69	69	96
Provision for income taxes	1,070	980	1,140	1,240

Net income	$1,919	$1,671	$1,951	$2,271

Net income per common share:
Basic	$0.14	$0.12	$0.14	$0.16

Diluted	$0.14	$0.12	$0.13	$0.15

	2004 Quarters Ended (In thousands, except per share data)
	March 31	June 30	Sept. 30	Dec. 31
Revenues	$10,468	$11,279	$9,240	$9,138
Cost of products sold	(2,667)	(3,161)	(2,289)	(2,040)

Gross profit	7,801	8,118	6,951	7,098
Research, development and regulatory affairs expenses	2,308	2,656	2,640	2,409
General and administrative expenses	1,662	1,638	1,431	2,128

Income from operations	3,831	3,824	2,880	2,561
Interest income, net	109	124	195	256
Provision for income taxes	1,410	1,410	1,070	56

Net income	$2,530	$2,538	$2,005	$2,761

Net income per common share:
Basic	$0.18	$0.18	$0.14	$0.19

Diluted	$0.16	$0.17	$0.14	$0.19

Closure Medical Corporation

Years Ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

14.	SUBSEQUENT EVENT

On March 3, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Johnson & Johnson. At the effective time of the Merger, each share of common stock of the Company will be converted into the right to receive $27.00 in cash, without interest. Each outstanding Company stock option at the time of the closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $27.00 and the exercise price of such stock option. The Merger is subject to the approval of the Company’s stockholders. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions. The Merger is expected to be completed during the second quarter of 2005.