Form 10-K/A
period 2004-12-31
CLOSURE MEDICAL CORP
filed 2005-04-29
CIK 1016006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

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

As of April 22, 2005, the number of shares of Common Stock outstanding was 14,482,671.

This amendment to Closure Medical Corporation’s (or “Closure”) Form 10-K for the fiscal year ended December 31, 2004 is being filed to provide the information required by Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Age	Position
J. Daniel Cole (1) (3)	58	Chairman
Daniel A. Pelak	53	Director and President and Chief Executive Officer
Richard W. Miller (1) (3)	64	Director
James E. Niedel (1)	61	Director
Rolf D. Schmidt	72	Director
Stephen I. Shapiro (2) (3)	60	Director
Randy H. Thurman (2)	55	Director

(1)	Member of the Audit Committee of Board of Directors
(2)	Member of the Compensation Committee of the Board of Directors
(3)	Member of the Nominating and Governance Committee of the Board of Directors

J. Daniel Cole has served as a director of Closure since June 2003 and has served as Chairman of the Board since June 2004. Since 1997, he has served as a general partner at Spray Venture Partners in Boston, which focuses exclusively on the healthcare technology market. Prior to joining Spray Venture Partners, he served in many executive roles, including Senior Vice President and Group President of the vascular businesses at Boston Scientific Corporation from 1995 to 1997 and President and Chief Operating Officer of SciMed Life Systems, Inc. from 1993 to 1995. From 1982 to 1993, he held several positions with Baxter International, Inc., most recently as President of the Edwards Critical Care Division. Mr. Cole holds a B.S. in Aeronautical Engineering from the University of Kansas, an M.S. in Aeronautical Engineering from the United States Navy Post-Graduate School and an M.B.A. from the University of California, Los Angeles. Mr. Cole serves on the Board of Directors of Thoratec Corporation.

Daniel A. Pelak has served as a director and as President and Chief Executive Officer of Closure since September 2002. Prior to joining Closure, Mr. Pelak spent 26 years with Medtronic, Inc. During his career, he held positions in sales, sales management, marketing, and general management. Immediately prior to joining Closure, he was the Vice President and General Manager of Medtronic’s Perfusion Systems Division. From March 2000 until January 2002, he was the Vice President and General Manager of Medtronic’s Cardiac Surgery Technologies Division. From 1992 to 2000, Mr. Pelak managed progressively larger sales and marketing operations within the cardiovascular areas of Medtronic, including Vice President Cardiovascular Marketing and Vice President U.S. Cardiac Surgery Business. Prior to 1992, he held the position of Vice President and General Manager of Medtronic’s Nortech Division. Mr. Pelak holds a B.S. degree from Pennsylvania State University.

Richard W. Miller has served as a director of Closure since August 1997. From 1993 to 1997, he served as Senior Executive Vice President and Chief Financial Officer of AT&T. Previously, he was Chief Executive Officer of Wang Laboratories from 1989 to 1993, and prior to that, he held executive positions at General Electric Company and RCA. Mr. Miller holds an M.B.A. from Harvard Business School and a B.B.A. degree in Economics from Case Western Reserve University.

James E. Niedel, M.D., Ph.D. has served as a director of Closure since October 2001. Dr. Niedel joined the Sprout Group as a venture partner in May 2002. Prior to that appointment, he was Chief Science and Technology Officer of GlaxoSmithKline plc. From 1988 to 2000, Dr. Niedel served as Vice President of Research and Senior Vice President for Research and Development at Glaxo Inc., and as a member of the Board of Directors of Glaxo Wellcome plc with responsibility for worldwide Research and Development, Information Systems and Product Strategy. Before joining the pharmaceutical industry he was Professor of Medicine and Chief of Clinical Pharmacology at Duke University Medical School. Dr. Niedel holds a bachelor’s degree in psychology from the University of Wisconsin and doctorates of medicine and biochemistry from the University of Miami. He is a Fellow of the Royal College of Physicians (London) and a member of the Board of Directors of Sirna Therapeutics, Inc.

Rolf D. Schmidt, a co-founder of Closure in 1990, has been a director since February 1996, serving as Chairman of the Board of Directors of Closure from February 1996 to December 1999. Mr. Schmidt has served as Chief Executive Officer and Chairman of Performance Sports Apparel, Inc. since 1995. In 1986, a significant portion of the business of Sharpoint, Inc., a developer and manufacturer of surgical needles and sutures co-founded by Mr. Schmidt and his brother, F. William Schmidt, was sold to its primary distributor, Alcon Laboratories, Inc. In 1991, the remainder of such business was sold to a management group. Since 1990, Mr. Schmidt has invested primarily in and devoted substantial time and attention to healthcare-related entities, including Closure.

Stephen I. Shapiro has served as a director of Closure since October 2003. Currently, Mr. Shapiro serves as a technology partner at Advanced Technology Ventures and an advisor at Galen Associates. From 1982 to 1999, Mr. Shapiro was a managing director of The Wilkerson Group, a leading management consulting firm to pharmaceutical, medical device and diagnostic companies. Prior to 1982, Mr. Shapiro held a variety of technical management and strategic planning positions with Becton Dickinson and Company and Union Carbide Clinical Diagnostics. Mr. Shapiro holds a B.S. in chemical engineering from the Massachusetts Institute of Technology and an M.S. in chemical engineering from the University of California at Berkeley. Mr. Shapiro serves on the Board of Directors of Novoste Corporation and Specialized Health Products International.

Randy H. Thurman has served as a director of Closure since May 1996. In April 2001, Mr. Thurman became Chairman and Chief Executive Officer of Viasys Healthcare Inc., a global healthcare technology company focusing on respiratory and neuro science products. Mr. Thurman previously was Chief Executive Officer of Strategic Reserves, LLC ™, a healthcare technology consulting and investment company. From 1993 to 1996, Mr. Thurman was Chairman and CEO of Corning Life Sciences, a wholly-owned subsidiary of Corning Inc. which specializes in pharmaceutical testing, clinical diagnostics and disease state management. From 1984 to 1993, Mr. Thurman was an executive with Rhône-Poulenc Rorer, most recently as President and a director. Mr. Thurman holds an M.A. degree from Webster University and a B.A. degree from Virginia Polytechnic Institute. Mr. Thurman serves on the Board of Directors of Valeant Pharmaceuticals International.

Code of Conduct

We have adopted a Corporate Code of Conduct that applies to, among others, the Chairman, President and Chief Executive Officer, the Vice President of Finance and Chief Financial Officer and the Controller as required by Section 406 of the Sarbanes Oxley Act of 2002. The Corporate Code of Conduct is posted on our website at http://www.closuremed.com.

Audit Committee

We have a standing Audit Committee that, among other things, was established by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The members of our Audit Committee are Messrs. Richard W. Miller, J. Daniel Cole and James E. Niedel. Mr. Miller is the Chairman of our Audit Committee.

Audit Committee Financial Expert

Our Board of Directors has determined that Richard W. Miller, the Chairman of our Audit Committee, is an audit committee financial expert as defined in Securities and Exchange Commission regulations. Mr. Miller is independent within the meaning of the rules of the Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were required, during the year ended December 31, 2004, all of our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long-term compensation of (1) Closure’s Chief Executive Officer, (2) the four most highly compensated executive officers other than the Chief Executive Officer who were executive officers as of December 31, 2004 and (3) one individual that would have been one of the four most compensated executive officers if she had been an executive officer as of December 31, 2004 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation	All Other Compensation ($)(3)
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Other Annual Compensation ($)(2)	Number of Securities Underlying Options Awarded (#)(1)
Daniel A. Pelak (4) Director and President and Chief Executive Officer	2004 2003 2002	401,423 350,000 110,385	273,000 100,000 —	59,736 68,275 15,727	60,000 250,000 400,000	29,165 23,975 5,862

William M. Cotter Vice President of Manufacturing and Operations	2004 2003 2002	239,223 219,663 207,235	135,300 114,333 95,550	— — —	25,000 15,000 30,000	19,179 19,773 17,508

Benny Ward Vice President of Finance and Chief Financial Officer	2004 2003 2002	238,646 204,462 184,423	123,615 109,335 78,000	— — —	25,000 20,000 40,000	14,155 12,465 11,314

Debra L. Pawl (5) Vice President and General Counsel	2004 2003 2002	228,652 194,798 187,212	118,170 93,938 85,313	— — —	— 15,000 40,000	11,713 11,885 9,957

Jerry Y. Jonn Vice President of Research	2004 2003 2002	208,077 169,664 157,327	103,020 85,996 73,125	— — —	18,000 15,000 30,000	21,585 15,634 14,750

James F. Buck Vice President of Marketing	2004 2003 2002	208,846 131,539 —	85,928 — —	18,907 83,609 —	18,000 100,000 —	16,343 9,064 —

(1)	Cash bonuses and stock option awards are reflected in the year of payment or grant.

(2)	Represents moving and relocation expenses, as well as certain expense allowances, in accordance with the individual’s employment agreement.
(3)	Represents Company-paid insurance premiums (life, disability and medical) and 401(k) retirement plan matching contributions.
(4)	Mr. Pelak was appointed as Chief Executive Officer in September 2002 with an annual base salary of $350,000.
(5)	Ms. Pawl resigned as Closure’s General Counsel in October 2004.

STOCK OPTION INFORMATION

The following table sets forth information concerning the grant of stock options during 2004 to the Named Executive Officers.

Option Grants in 2004

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in 2004 (2)	Exercise Or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Daniel A. Pelak	60,000	11.7	19.05	12/20/14	718,827	1,821,648
William M. Cotter	25,000	4.9	19.05	12/20/14	299,511	759,020
Benny Ward	25,000	4.9	19.05	12/20/14	299,511	759,020
Jerry Y. Jonn	18,000	3.5	19.05	12/20/14	215,648	546,494
James F. Buck	18,000	3.5	19.05	12/20/14	215,648	546,494

(1)	Options granted in 2004 will vest in four equal installments beginning on the first anniversary of the grant date.
(2)	Based on 513,600 options granted to employees in 2004.
(3)	The potential realizable value is based on the term of the option at its time of grant (ten years in the case of the options listed above). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and the underlying shares sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect Closure’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Closure’s Common Stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

The following table sets forth information concerning stock option exercises during 2004 as well as options outstanding as of December 31, 2004.

Aggregated Option Exercises in 2004 and 2004 Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) (2)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)
Daniel A. Pelak	—	—	262,500	447,500	1,219,500	1,829,500
William M. Cotter	—	—	151,750	54,250	240,560	52,560
Benny Ward	—	—	119,478	74,000	428,284	95,080
Debra L. Pawl	23,000	84,151	132,550	—	69,077	—
Jerry Y. Jonn	8,800	115,581	106,150	63,250	118,436	49,410
James F. Buck	—	—	21,000	97,000	126,240	513,060

(1)	Calculated on the basis of the closing price of $19.50 per share of Common Stock on December 31, 2004 as quoted on the Nasdaq National Market.
(2)	Pursuant to the merger agreement with Johnson & Johnson, upon completion of the pending merger, each option outstanding immediately prior to the completion of the merger will be canceled and the holder of that option will be entitled to receive a single lump sum cash payment equal to the number of shares of our common stock for which the option was exercisable, multiplied by the excess, if any, of the $27.00 per share merger consideration over the per share exercise price of the option. No payment will be made with respect to options that have per share exercise prices equal to or greater than $27.00.

Director Compensation

Directors who are employees of Closure receive no compensation for serving on the Board of Directors. Each non-employee director receives $1,500 per day for each regularly scheduled meeting of the Board of Directors attended either in person or participated in telephonically. In addition, effective in December 2004 each non-employee director receives $750 for each Committee meeting in which such director participates and for each special meeting of the Board of Directors in which such director participates telephonically. Non-employee directors of Closure do not receive annual cash compensation, except in the case of the Chairman, Mr. Cole, who receives a cash retainer of $10,000 per quarter. Further, each non-employee director receives a one-time grant of options to purchase 60,000 shares of Common Stock upon initial election or appointment to the Board of Directors, with 50% of the options vesting immediately and 25% vesting on each of the next two anniversaries of the grant date, if the director continues to be a member of the Board of Directors on the relevant anniversary date. Any director may receive additional options as determined by the Compensation Committee and subject to the approval of the Board. In 2004, the Board approved a grant of 30,000 options to Mr. Cole for his services as Chairman. If a director retires from the Board or in the event of death or disability, in general, unvested options held by the director at the time of the director’s departure from the Board will become fully vested. In addition, in such event, each director will generally have up to three years to exercise vested options.

Employment Agreements

Daniel A. Pelak, William M. Cotter, Benny Ward, Jerry Y. Jonn and James F. Buck entered into employment agreements with Closure commencing in August 2002, June 1997, January 2004, July 2001, and April 2003, respectively. Mr. Pelak’s employment agreement has a three-year term beginning on its commencement and Mr. Cotter’s has a two-year term beginning on its commencement. Messer’s Ward, Jonn and Buck have agreements with a one-year term beginning on their commencement. Each of the employment agreements provides for automatic one-year extensions unless 60 days’ prior notice is given by either party, except for Mr. Pelak’s agreement, which requires 180 days’ prior notice and Mr. Buck’s agreement, which provides for automatic one-year extensions unless 180 days’ notice is given by Closure or unless 60 days’ prior notice is given by Mr. Buck. The agreements provide for annual base salaries for Pelak, Cotter, Ward, Jonn and Buck of not less than $350,000, $150,000, $228,165, $150,000 and $190,000, respectively, which salaries may be increased as determined by the Compensation Committee or the Board of Directors. Each agreement also provides for an annual bonus ranging from 20% to 60% of base salary to be awarded based on performance milestones to be established for each calendar year by the Compensation Committee based on the recommendation of the Chief Executive Officer, except for Mr. Pelak who may receive up to 75% of base salary.

Upon entering into his employment agreement with Closure, Mr. Pelak was granted options to purchase 400,000 shares of Common Stock under the Equity Compensation Plan at an exercise price of $14.86. Further, Mr. Pelak’s employment agreement provided that he would be entitled to receive options to purchase an additional 200,000 shares upon the satisfaction of certain conditions. Those conditions were satisfied and Mr. Pelak was granted the additional options in April 2003 at an exercise price of $13.67. Both option grants have a term of ten years and, provided employment has not been terminated for “cause” (as defined in his employment agreement), vest in four equal annual installments, commencing on the first anniversary of the date of grant. Mr. Cotter, in connection with his employment agreement, was granted options to purchase 40,000 shares of Common Stock under the Equity Compensation Plan at an exercise price of $18.25 per share. In connection with their employment agreements, Closure granted to Messer’s Jonn and Buck options to purchase 40,000 and 80,000 shares of Common Stock under the Equity Compensation Plan at an exercise price of $20.05 and $11.61 per share, respectively. All options have a term of ten years and, vest in four or five equal annual installments, commencing on the first anniversary of the date of grant.

If, following a “change in control” (as defined in his employment agreement), Mr. Pelak is terminated other than for “cause,” “disability,” or death or terminates his employment for “good reason” (all as defined in his employment agreement), he will be entitled to receive all accrued base salary and incentive compensation earned up to the date of his termination, benefits for a specified period of time and a lump sum cash payment equal to three times the sum of his then current base salary plus his target bonus for the year in which the change occurs. If, following a “change in control” (as defined in his employment agreement), Mr. Cotter is terminated other than for “cause” (as defined in his employment agreement) or terminates his employment for “good reason” (as defined in his employment agreement), he will be entitled to receive all accrued and any pro rata incentive compensation to the date of termination and a continuation of his then current annual salary, incentive compensation and benefits for three years after such termination. If, following a “change in control” (as defined in his employment agreement), Mr. Ward is terminated other than for “cause” (as defined in his employment agreement) or terminates his employment for “good reason” (as defined in his employment agreement), he will be entitled to receive all accrued and any pro rata incentive compensation to the date of termination, a lump sum cash payment equal to two times the sum of his then current annual salary and incentive compensation for the year of termination and benefits for two years after such termination. If, following a “change in control” (as defined in their respective employment agreements), Messer’s Jonn and Buck are terminated other than for “cause” (as defined in their respective employment agreements) or terminate their employment for “good reason” (as defined in their respective employment agreements), they will be entitled to receive all accrued and any pro rata incentive compensation to the date of termination and a continuation of the then current annual salary, incentive compensation and benefits for one year after such termination. In the event of termination for “cause,” each of Messrs. Cotter, Ward, Jonn and Buck is entitled to a continuation of base salary, incentive compensation and benefits for a period of one year. Pursuant to each of these employment agreements, Closure has agreed to indemnify such executive officers to the maximum extent permitted by applicable law against all costs, charges and expenses incurred by each in connection with any action, suit or proceeding to which he may be a party or in which he may be a witness by reason of his being an officer, director or employee of Closure or any subsidiary or affiliate of Closure. Each of the foregoing executive officers has agreed not to compete with Closure for two years after termination of their employment with Closure.

In connection with the execution of the Merger Agreement on March 3, 2005, Johnson & Johnson and Closure entered into letter agreements (the “Letter Agreements”) with Messer’s Pelak, Cotter, Ward, Jonn and Buck (collectively, the “Executive Officers”) modifying such individual’s rights and obligations under their employment agreements with Closure. The Letter Agreements will be void and of no further force and effect if the Merger Agreement is terminated prior to the consummation of the Merger.

The Letter Agreements amend the employment agreements of all of the Executive Officers to (i) modify the benefits that Closure will be required to provide following the termination of the Executive Officer’s employment with Closure and (ii) provide that if the Executive Officer remains in continuous employment with Closure through the expiration of a certain period of time immediately following consummation of the Merger (in the case of Messrs. Pelak and Ward, three months, and in the case of the other Executive Officers, 12 months), he will receive a bonus (the “Retention Bonus”) in an amount equal to the cash severance payment that otherwise would have been payable in accordance with the terms of the Executive’s Officer’s employment agreement had the Executive Officer been involuntarily terminated or had resigned for “good reason” immediately following consummation of the Merger. The Retention Bonus is conditioned upon the Executive Officer providing a customary waiver and release of claims.

The Letter Agreements of the Executive Officers other than Messrs. Pelak and Ward provide that (i) the definition of “good reason” contained in the employment agreements is modified to exclude a change in duties and responsibilities due to the fact that Closure is no longer an independently publicly held company and has become a subsidiary of another company, (ii) the Executive Officer waives his rights to severance benefits in the event he is terminated for “cause” as defined in the employment agreements, (iii) to the extent the Executive Officer remains employed with Closure during the twelve-month period immediately following the consummation of the Merger, the Executive Officer will have the same base salary rate, the same title and the same general duties and responsibilities as in effect on the date of the execution of the Merger Agreement, (iv) to the extent the Executive Officer remains employed through the applicable payment date, the Executive Officer is eligible to receive an annual bonus with respect to the 2005 calendar year in an amount not less than the annual bonus paid in calendar year 2004 and (v) the Executive Officers will be granted stock options to acquire shares of Johnson & Johnson common stock, and in the case of Mr. Jonn, he will receive a cash bonus in addition to such stock options.

On October 28, 2004, Closure entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Debra L. Pawl in connection with the termination of her employment as Closure’s Vice President and General Counsel. Pursuant to the terms of the Separation Agreement, Closure agreed to pay Ms. Pawl (a) her base salary at its current rate through October 28, 2005 in accordance with our standard payroll procedures, (b) an incentive bonus for the 2004 calendar year in the amount of $104,890 on the date that other executives were paid their bonuses for the 2004 calendar year, and (c) a pro-rata incentive bonus in the amount of $87,373 for the first ten months of the 2005 calendar year, payable in 26 equal installments over the twelve-month period beginning on October 29, 2004 and ending on October 28, 2005. In addition, Closure agreed to pay the full premiums associated with Ms. Pawl’s continued participation in our benefit programs in which she participated at the time of the termination of her employment (other than our 401(k) plan). Finally, the Separation Agreement provided for various treatment of outstanding stock options held by Ms. Pawl on the date of the termination of her employment based on whether such options were vested or unvested and whether the exercise price of such options were above or below the market price of our common stock on such date. As a condition to receiving the benefits under the Separation Agreement, Ms. Pawl has, among other things, released us from any past, present and future alleged claims.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes set forth certain information with respect to the beneficial ownership of Common Stock as of April 22, 2005 by (i) each stockholder known by Closure to own beneficially more than 5% of Closure’s Common Stock, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each of Closure’s directors and (iv) all directors and executive officers of Closure as a group. The information in the table is based upon information furnished to us by such persons or entities.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
F. William Schmidt (2)(8)	3,288,275	22.7
Rolf D. Schmidt (3)(8)	3,058,375	21.1
Endowment Capital, L.P. (4)	1,157,732	8.0
Gabelli Asset Management Inc. (5)	799,424	5.5
Daniel A. Pelak (6) (8)	323,500	2.2
Randy H. Thurman (8)	188,044	1.3
Richard W. Miller (8)	184,512	1.3
William M. Cotter (8)	170,776	1.2
Benny Ward (8)	154,007	1.1
Debra L. Pawl (7)(8)	121,600	*
Jerry Y. Jonn (8)	117,400	*
James E. Niedel (8)	120,000	*
J. Daniel Cole (8)	67,500	*
Stephen I. Shapiro (8)	45,000	*
James F. Buck (8)	44,767	*
All directors and executive officers as a group (14 persons) (9)	4,617,885	31.9

*	Less than 1%.
(1)	Nature of ownership consists of sole voting and investment power unless otherwise indicated. Includes shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 22, 2005.
(2)	The address of the stockholder is 534 Ridge Avenue, Ephrata, PA 17522. Includes (a) 2,236,945 shares held by Triangle Partners, L.P., a limited partnership of which F. William Schmidt is the sole general partner, for which shares he is deemed to have sole voting and investment power; (b) 539,912 shares held by OMI Partners, L.P., a limited partnership of which F. William Schmidt and Rolf D. Schmidt are the sole general partners, for which shares they are deemed to share voting and investment power; and (c) 50,000 shares held by F. William Schmidt’s spouse, for which shares he is deemed to share voting and investment power.

(3)	The address of the stockholder is 205 Sweitzer Road, Sinking Spring, PA 19608. Includes (a) 2,047,445 shares held by Cacoosing Partners, L.P., a limited partnership of which Rolf D. Schmidt is the sole general partner, for which shares he is deemed to have sole voting and investment power; (b) 539,912 shares held by OMI Partners, L.P., a limited partnership of which Rolf D. Schmidt and F. William Schmidt are the sole general partners, for which shares they are deemed to share voting and investment power; and (c) 140,000 shares owned jointly by Rolf D. Schmidt and his spouse, for which shares he is deemed to share voting and investment power.
(4)	The address of the stockholder is 1105 N. Market Street, 15th Floor, Wilmington, DE 19081.
(5)	This amount is reflected in a report on Schedule 13D that was filed on April 11, 2005 by the stockholder and certain of its subsidiaries and affiliates. The address of the stockholder is One Corporate Center, Rye, NY 10580.
(6)	Includes 5,000 shares held in a family trust for which Mr. Pelak and his spouse are the sole trustees and beneficiaries.
(7)	Ms. Pawl resigned as Closure’s General Counsel in October 2004.
(8)	Except as otherwise noted in footnote (2) or (3) the address of the stockholder is c/o Closure Medical Corporation, 5250 Greens Dairy Road, Raleigh, NC 27616. Includes the following shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 22, 2005: F. William Schmidt—151,044; Rolf D. Schmidt—151,044; Daniel A. Pelak—312,500; Randy H. Thurman—182,044; Richard W. Miller—177,512; William M. Cotter—161,500; Benny Ward—142,478; Debra L. Pawl—118,000; Jerry Y. Jonn—115,900; James E. Niedel—120,000; J. Daniel Cole—67,500; Stephen I. Shapiro—45,000; and James F. Buck—42,000.
(9)	Includes 1,655,668 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 22, 2005.

On March 3, 2005, Closure, Johnson & Johnson and Holden Merger Sub, Inc., a wholly owned subsidiary of Johnson & Johnson (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a business combination whereby Merger Sub will merge with and into Closure (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and Closure will continue as the surviving corporation in the Merger. At the effective time of the Merger, each share of common stock of Closure (other than shares owned by Closure, Johnson & Johnson and Merger Sub) will be converted into the right to receive $27.00 in cash, without interest. Each outstanding Company stock option at the time of the closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $27.00 and the exercise price of such stock option. The Merger is subject to the approval of Closure’s stockholders. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions. The Merger is currently expected to close in the second quarter of 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that we incurred for audit and other services provided by PricewaterhouseCoopers LLP, our independent auditors, for the years ended December 31, 2004 and 2003:

	2004	2003
Audit fees	$179,493	$85,000
Audit related fees (1)	8,900	—
Tax fees (1)	28,037	22,500
All other fees	—	—

Total	$216,430	$107,500

(1)	Includes only those amounts that were billed during the fiscal year.

The Audit Committee reviews and approves the annual audit fee directly with PricewaterhouseCoopers LLP. The Audit Committee has established a policy requiring its pre-approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Closure by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals shall be presented to the full Audit Committee at its next scheduled meeting. All fees incurred relating to 2004 were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements.

The financial statements were filed as part of the initial Form 10-K filed by Closure Medical Corporation with the Securities and Exchange Commission on March 16, 2005.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 3, 2005, among Johnson & Johnson, Holden Merger Sub, Inc. and the Company (Exhibit 2.1) (16)

3.1	Restated Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Restated Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-Laws (Exhibit 3.2)(1)

10.1†	Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.8)(1)

10.2‡	Amended and Restated 1996 Equity Compensation Plan of the Company (Exhibit 10.1) (7)

10.3‡	Employment Agreement, dated as of May 31, 1996, between Robert V. Toni and the Company (Exhibit 10.10)(1)

10.4‡	Employment Agreement, dated as of May 31, 1996, between Jeffrey G. Clark and the Company (Exhibit 10.12)(1)

10.5‡	Employment Agreement, dated as of May 31, 1996, between Joe B. Barefoot and the Company (Exhibit 10.13)(1)

10.6	Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.19)(2)

10.7‡	Employment Agreement, dated as of June 9, 1997, between William M. Cotter and the Company (Exhibit 10.19)(3)

Exhibit Number	Description
10.8‡	Employment Agreement, dated as of January 1, 1998, between Anthony J. Sherbondy and the Company (Exhibit 10.20)(3)

10.9	Amendment, dated August 15, 1997, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.22)(3)

10.10‡	1999 Employee Stock Purchase Plan of the Company (Exhibit 10.1)(4)

10.11†	Distribution, Supply and Development Agreement, dated as of December 21, 2000, between Colgate Oral Pharmaceuticals, Inc. and the Company (Exhibit 10.23) (8)

10.12†	Licensing, Distribution and Supply Agreement between Johnson & Johnson Consumer Products Company and the Company dated as of May 23, 2001 (Exhibit 10.1)(5)

10.13†	Amendment, dated September 15, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.25) (9)

10.14†	Amendment, dated September 30, 1998, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.26) (9)

10.15†	Amendment, dated November 6, 2001, to Supply and Distribution Rights Agreement, dated as of March 20, 1996, between Ethicon, Inc. and the Company (Exhibit 10.27) (9)

10.16	Rights Agreement, dated as of July 30, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Exhibit 4)(6)

10.17‡	Employment Agreement, dated as of July 9, 2001, between Jerry Y. Jonn and the Company (Exhibit 10.29) (9)

10.18‡	Amendment to Employment Agreement, dated as of March, 27, 2002, between Robert V. Toni and the Company (Exhibit 10.30) (9)

10.19‡	Employment Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.1) (10)

10.20‡	Defense Agreement, dated as of August 29, 2002, between Daniel A. Pelak and the Company (Exhibit 10.2) (10)

10.21‡	Amended and Restated Employment Agreement, dated as of February 13, 2003, between Anthony J. Sherbondy and the Company (Exhibit 10.34) (11)

10.22‡	Employment Agreement, dated as of March 3, 2003, between James F. Buck and the Company (Exhibit 10.1) (12)

10.23	Amendment, dated May 12, 2003, to Lease, dated February 14, 1997, between AP Southeast Portfolio Partners, L.P. and the Company (Exhibit 10.1) (13)

10.24‡	Employment Agreement, dated as of December 4, 2003, between Bruce J. Krattenmaker and the Company (Exhibit 10.24) (14)

10.25‡	Employment Agreement, dated as of December 19, 2003, between Michael J. Hoban and the Company (Exhibit 10.25) (14)

10.26‡	Employment Agreement, dated as of December 19, 2003, between Gabriel N. Szabo and the Company (Exhibit 10.26) (14)

10.27‡	Amended and Restated Employment Agreement, dated as of January 12, 2004, between Jeffrey G. Clark and the Company (Exhibit 10.27) (14)

10.28‡	Employment Agreement, dated as of December 18, 2003, between Benny Ward and the Company (Exhibit 10.28) (14)

10.29‡	Employment Agreement, dated as of March 30, 1998, between Debra L. Pawl and the Company (Exhibit 10.29) (14)

10.30	Fourth Amendment to Supply and Distribution Agreement, effective as of December 19, 2003, by and between Ethicon, Inc. and Closure Medical Corporation (Exhibit 10.1) (15)

10.31‡	Separation of Employment and General Release Agreement, dated as of November 18, 2004, between Debra L. Pawl and the Company (Exhibit 10.31) (17)

10.32	Form of Indemnification Agreement between the Company and each of the individuals listed on the schedule thereto, which plans are identical in all material respects (Exhibit 10.1) (16)

10.33‡	Form of Letter Agreement among Johnson & Johnson, the Company and each of the individuals listed on the schedule thereto, which letter agreements are identical in all material respects except as indicated in such schedule (Exhibit 10.3) (16)

10.34‡	Form of Letter Agreement among Johnson & Johnson, the Company and each of the individuals listed on the schedule thereto, which letter agreements are identical in all material respects except as indicated in such schedule (Exhibit 10.4) (16)

Exhibit Number	Description
10.35	Amendment to Rights Agreement, dated as of March 3, 2005, between the Company and American Stock Transfer & Trust Company (Exhibit 10.5) (16)

23.1	Consent of PricewaterhouseCoopers LLP (17)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 (17)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 (17)

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission (the “Commission”) pursuant to an order of the Commission granting the Company’s application for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.
‡	Compensation plans and arrangements for executives and others.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-5425) filed with the Commission on June 7, 1996, as amended.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-22981) filed with the Commission on March 7, 1997.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-72339) filed with the Commission on February 12, 1999.
(5)	Filed as an exhibit to the Company’s Current Reports on Form 8-K filed June 22, 2001 and November 15, 2001.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed July 30, 2001.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-118037) filed with the Commission on August 9, 2004.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed March 8, 2005.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 16, 2005.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	CLOSURE MEDICAL CORPORATION

	By:	/s/ Daniel A. Pelak
DANIEL A. PELAK
President and Chief Executive Officer