Form 10-Q
period 2005-03-31
CLOSURE MEDICAL CORP
filed 2005-05-10
CIK 1016006

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005
Common Stock, par value $0.01 per share	14,507,909

CLOSURE MEDICAL CORPORATION

PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CLOSURE MEDICAL CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	MARCH 31, 2005	DECEMBER 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$2,080	$2,689
Short-term investments	35,423	30,125
Accounts receivable	3,292	3,001
Inventories	1,482	1,636
Prepaid expenses	481	728
Deferred income taxes	3,777	4,481

Total current assets	46,535	42,660
Furniture, fixtures and equipment, net	5,462	5,680
Intangible assets, net	3,115	3,060
Long-term investments	17,083	18,206

Total assets	$72,195	$69,606

Liabilities and Stockholders’ Equity
Accounts payable	$2,284	$1,705
Accrued expenses	1,692	3,193
Deferred revenue	674	234

Total current liabilities	4,650	5,132
Deferred revenue	894	953
Deferred income taxes	1,451	1,451

Total liabilities	6,995	7,536

Commitments and contingencies

Preferred Stock, $.01 par value. Authorized 2,000 shares; none issued or outstanding	—	—
Common Stock, $.01 par value. Authorized 35,000 shares; 14,477 and 14,393 shares issued and outstanding, respectively	145	144
Additional paid-in capital	66,900	65,732
Accumulated deficit	(1,587)	(3,641)
Accumulated other comprehensive income (loss), net of tax	(258)	(165)

Total stockholders’ equity	65,200	62,070

Total liabilities and stockholders’ equity	$72,195	$69,606

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Product sales	$10,882	$10,204
License and product development revenues	58	264

Total revenues	10,940	10,468
Cost of products sold	2,412	2,667

Gross profit	8,528	7,801

Research, development and regulatory affairs expenses	2,594	2,308
General and administrative expenses	1,845	1,662
Merger-related expenses	1,286	—

Total operating expenses	5,725	3,970

Income from operations	2,803	3,831
Interest income	331	109

Income before income taxes	3,134	3,940
Provision for income taxes	1,080	1,410

Net income	$2,054	$2,530

Shares used in computation of net income per common share:
Basic	14,435	14,217

Diluted	15,081	16,042

Net income per common share:
Basic	$0.14	$0.18

Diluted	$0.14	$0.16

The accompanying notes are an integral part of these condensed financial statements.

CLOSURE MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,054	$2,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	364	323
Loss on disposals of intangible assets	90	40
Change in accounts receivable	(291)	(3,005)
Change in inventories	154	(249)
Change in prepaid expenses	247	51
Change in accounts payable and accrued expenses	(922)	(602)
Change in deferred revenue	381	(371)
Change in deferred income taxes	704	919
Tax benefits associated with stock options	153	438

Net cash provided by operating activities	2,934	74

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(105)	(553)
Investment in intangible assets	(186)	(102)
Purchases of investments	(15,289)	(5,398)
Proceeds from the sale of investments	11,021	5,293

Net cash used by investing activities	(4,559)	(760)

Cash flows from financing activities:
Net proceeds from the issuance of shares under the stock option and stock purchase plans	1,016	2,366

Net cash provided by financing activities	1,016	2,366

Increase (decrease) in cash and cash equivalents	(609)	1,680
Cash and cash equivalents at beginning of period	2,689	1,403

Cash and cash equivalents at end of period	$2,080	$3,083

The accompanying notes are an integral part of these condensed financial statements.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Closure Medical Corporation (the “Company” or “Closure”) develops and manufactures innovative biomaterial-based medical devices that fulfill the needs of healthcare practitioners, patients and consumers.

On March 3, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Johnson & Johnson. At the effective time of the Merger, each share of common stock of the Company will be converted into the right to receive $27.00 in cash, without interest. Each outstanding Company stock option at the time of the closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $27.00 and the exercise price of such stock option. The Merger is subject to the approval of the Company’s stockholders and other customary closing conditions. The Merger is expected to be completed during the second quarter of 2005.

2. Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock-Based Compensation” below for the pro forma net income and net income per share amounts for the three-month periods ended March 31, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. The Securities and Exchange Commission has ruled that SFAS 123(R) is now effective for public companies for annual, rather than interim, reporting periods that begin after June 15, 2005. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on our reported results of operations, though it will have no impact on our actual overall financial position.

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

	Three Months Ended March 31,
	2005	2004
Net income –as reported	$2,054	$2,530
Less: Pro forma adjustment for stock-based compensation expense	(1,864)	(2,043)

Net income –pro forma	$190	$487

Basic net income per common share:
As reported	$0.14	$0.18

Pro forma	$0.01	$0.04

Diluted net income per common share:
As reported	$0.14	$0.16

Pro forma	$0.01	$0.03

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience at the grant date.

3. Income Taxes

The Company’s annualized effective tax rate for 2005 was 34.5 percent at March 31, 2005. The effective tax provision rate differed from the statutory federal income tax rate primarily due to the impact of state taxes, the estimated effect of research and development credits and the estimated effect of the new deduction for domestic production activities enacted in 2004.

Closure Medical Corporation

Notes to Condensed Financial Statements

(Unaudited)

4. Inventories

Inventories included the following (in thousands):

	March 31, 2005	December 31, 2004

Packaging	$519	$500
Raw materials	112	134
Work–in–process	670	621
Finished goods	181	381

	$1,482	$1,636

5. Comprehensive Income

The components of comprehensive income for the three-month periods are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Income, as reported	$2,054	$2,530
Unrealized loss on investments, net of tax	(93)	(8)

Comprehensive income	$1,961	$2,522

6. Net Income Per Common Share

Basic net income per common share is computed using the weighted average number of shares of common stock outstanding during the period.

Diluted net income per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method.

Potential common shares that would have the effect of increasing diluted net income per share are considered to be antidilutive and were not included in calculating diluted net income per share. As of March 31, 2005 and 2004, there were 1,652,987 and 209,205 potential shares, respectively, that were not included in calculating diluted net income per share because their effect was antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The following discussion should be read in conjunction with the unaudited, condensed financial statements and notes thereto included in Part I—Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “expect,” “anticipate,” “believe,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on a number of factors concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control. In addition to the other information in this Quarterly Report on Form 10-Q, the following risks relating to Closure Medical if the event that the merger with Johnson & Johnson is not completed should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operating results and financial condition. The occurrence of any of the following risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. These statements include, among others, the statements in Management’s Discussion and Analysis about the following:

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

OVERVIEW

Closure Medical Corporation develops and manufactures innovative biomaterial-based medical devices for topical wound care and closure, as well as surgical sealant applications, that fulfill the needs of healthcare practitioners, patients and consumers. Each of our products utilizes our proprietary medical grade cyanoacrylate technology. Our strategy is to focus our business around three primary platforms: topical wound care, internal surgical sealants and new complementary technologies. Our primary platform is topical wound closure and to date we have commercialized products for wound care and closure for the professional healthcare, over-the-counter, or OTC, and veterinary markets. Within the internal surgical sealants platform, we received CE Mark approval in February 2005 allowing for commercialization of OmNex™ Surgical Sealant, our first product to be used inside the body, in European countries. The clinical application for OmNex™ sealant under the CE Mark allows for its use as an adjunct to sutures to achieve hemostasis in peripheral vascular reconstructions, such as when bypassing an occluded blood vessel or to create a shunt for hemodialysis access in diabetic patients. In addition, we have completed the enrollment and patient follow-up phases of the human pivotal study for the OmNex™ product and plan to submit the U.S. premarket approval application during the third quarter of 2005. Finally, we have ongoing research into other devices and surgical sealants to be used inside the body.

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

The Merger is subject to the approval of Closure’s stockholders and other customary closing conditions. The Merger is expected to be completed during the second quarter of 2005.

On May 6, 2005, a complaint was filed in the Chancery Court of the State of Delaware by a purported stockholder of the Company allegedly on behalf of a class of holders of the Company’s common stock. The action names as defendants the Company, its directors, Johnson & Johnson (“J&J”) and Holden Merger Sub, Inc. (“Merger Sub”). The complaint alleges that the Company’s directors breached fiduciary duties in connection with the Agreement and Plan of Merger, dated as of March 3, 2005, entered into with J&J and Merger Sub, and the disclosure contained in the related definitive proxy statement filed by the Company on May 2, 2005, and further alleges that J&J aided and abetted the alleged breaches. The plaintiff seeks to have the court certify a class and either (i) issue an injunction against the proposed transaction or (ii) in the event the proposed transaction is consummated, issue an order invalidating the transaction or awarding damages to the class. The Company believes the claims are without merit and intends to vigorously oppose the action.

There can be no assurance that the Merger will be consummated. All statements in this report with respect to the nature and needs of our business, its financial prospects and its risks and future development are made based on the assumption that we will be an independently publicly owned company going forward and, therefore, must be considered in light of the pending Merger and the prospects for its consummation.

RESULTS OF OPERATIONS

Revenues. Total revenues increased by five percent to $10.9 million for the three months ended March 31, 2005 compared to $10.5 million for the corresponding period of 2004. DERMABOND adhesive products increased to 79 percent of total revenues during the period versus 67 percent in the prior period. DERMABOND growth, approximately 23 percent, continued to be driven by shipments of the new generation ProPen products. Year-over-year BAND-AID® Brand Liquid Bandage revenues declined approximately 31 percent due to competition in the U.S. market, however sequentially, liquid bandage revenues were up approximately 156 percent primarily for shipments to international markets. We expect that DERMABOND revenues will be the primary growth driver for 2005 and represent over 80 percent of revenues. Sales of our liquid bandage products are projected to provide less than ten percent of total revenues in 2005, the majority of which are expected to be from international sales. In the U.S. market, we expect liquid bandage revenues to decline due to the continuation of the competition and pricing pressures experienced in 2004.

Cost of products sold. Cost of products sold decreased to $2.4 million for the three months ended March 31, 2005 from $2.7 million for the 2004 period. Cost of products sold as a percentage of revenues decreased to 22 percent for the three months ended March 31, 2005 from 25 percent for the corresponding 2004 period. The decrease during the 2005 period was attributable to the higher-margin DERMABOND products representing a greater share of total revenues and cost reductions achieved in the production of ProPen products. The 2004 period included start-up costs and manufacturing inefficiencies related to the production of the ProPen products which were introduced in January of that year. We expect that future costs of products sold will continue to fluctuate based on production volumes and the relative proportions of our products in the revenue mix.

Operating Expenses. Operating expenses increased 44 percent to $5.7 million for the three months ended March 31, 2005 compared to $4.0 million for the same period of 2004. The majority of the increase was due to merger-related expenses, primarily professional service fees, of $1.3 million. Research and development expenses were $2.6 million, or 24 percent of revenues, for the 2005 period compared to $2.3 million, or 22 percent of revenues, for 2004. The increase is primarily attributable to follow-up, monitoring and data analysis activities related to the pivotal trial for OmNex™ Surgical Sealant in the United States as well as preparation for a five-site, 100-patient European registry study to support the launch of the product in Europe. We expect these expenses will increase as we expand our product pipeline and related development efforts and clinical trials for potential new products, in particular our internal surgical sealants. General and administrative expenses were $1.8 million in 2005 compared to $1.7 million in 2004. As a percentage of revenues, general and administrative expenses increased to 17 percent in 2005 to support pre-launch initiatives for the OmNex™ Surgical Sealant from 16 percent for the 2004 period. We expect that general and administrative expenses as a percentage of total revenues will increase during 2005 in support of the launch of the OmNex™ sealant in Europe.

Interest income. Interest income was $331,000 for the three months ended March 31, 2005, compared to $109,000 for the three months ended March 31, 2004. The increase was due to an overall increase in investments and higher investment yields as a result of market interest rate changes from the 2004 period.

Provision for income taxes.The provision for income taxes was $1.1 million for the three months ended March 31, 2005 compared to $1.4 million during the same 2004 period. The effective tax rate for the three months ended March 31, 2005 declined to 34.5 percent from 35.8 percent in the 2004 period, primarily due to a proportionally greater effect of research and development credits and the effect of the new deduction for domestic production activities enacted in 2004. Although we record a provision for income taxes on our statement of operations, we will not be required to actually pay federal income taxes, other than alternative minimum taxes, until such time as our tax credit carryforwards of approximately $3.0 million as of March 31, 2005 are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had net working capital of $41.9 million. Our principal sources of liquidity include cash, cash equivalents and marketable securities, which totaled $54.6 million at March 31, 2005. Additionally, Closure maintains a $3.0 million available line of credit for working capital purposes which is secured by trade accounts receivable, inventory and equipment. At March 31, 2005, there was no outstanding balance on the line of credit.

Capital Expenditures

There are no individually material capital expenditure commitments outstanding as of March 31, 2005. We estimate that 2005 capital expenditures may be up to approximately $2.0 million. We believe that our balances of cash, cash equivalents, and investments together with funds generated from operations and existing borrowing facilities will be sufficient to meet our operating cash requirements and fund required capital expenditures for the foreseeable future.

Research and Development

During 2004, Closure incurred $10.0 million in research, development and regulatory affairs expenses and through the first three months of 2005 expenses totaled $2.6 million. We anticipate that research and development expenses will continue to increase for the remainder of the year and for the next several years as we develop new products and line extensions for existing products. We also expect that clinical trials related to new products and line extensions will be costly and represent a significant part of future expenses. Research and development costs are expensed as incurred and include items related to personnel, costs of supplies, clinical trials, facility costs and fees paid to consultants and outside contractors and providers. We have arrangements with certain marketing partners in which we share certain research, development and regulatory affairs expenses related to approved projects. During the first three months of 2005, we did not record any reimbursements in accordance with these cost-sharing arrangements. We cannot estimate the costs to complete our research and development projects due to uncertainties regarding successful completion of projects, clinical trial outcomes and regulatory approvals. We believe that funds for future research and development needs can be obtained from existing cash and investment balances and from cash generated from operations. However, no assurance can be given that we may not require additional funds to support the completion of new product development, conduct clinical trials and obtain regulatory approvals.

Cash Flows

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2005 compared to $74,000 for the same period in 2004. The increase in cash flow from operations was primarily related to the change in accounts receivable balances resulting from both the timing of shipments and improved average days outstanding during the 2005 period.

Net cash used by investing activities was $4.6 million for the three months ended March 31, 2005 compared to $760,000 during the 2004 period. The increase in net cash used during 2005 was primarily related to purchases of investments.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2005 compared to $2.4 million for same period in 2004. The decrease in net cash provided by financing activities was due to the decrease in net proceeds from the exercise of stock options during the 2005 period.

Based on our current plans, we believe that existing cash, cash equivalents and investments, which totaled $54.6 million at March 31, 2005, will be sufficient to finance our operating and capital requirements for at least 12 to 24 months. We anticipate that our recurring operating expenses will increase for the next several years, as we expect research, development and regulatory affairs and general and administrative expenses to increase in order to develop new products, manufacture commercial quantities and fund additional clinical trials. We also may invest in long-term assets such as intangible assets and capital expenditures to expand our manufacturing capabilities.

Our future capital requirements, however, will depend on numerous factors, including but not limited to the following:

•	our ability to manufacture and commercialize successfully our existing products, including DERMABOND adhesive, liquid bandage and OmNex™ sealant;

•	the progress of our research and product development programs for future nonabsorbable and internal adhesive products, including clinical studies;

•	the effectiveness of product commercialization activities and marketing agreements for our future products, including the scale-up of manufacturing capabilities for increased capacity in anticipation of product commercialization and development;

•	our ability to maintain existing marketing agreements, including our agreements with Ethicon, Inc. and Johnson and Johnson Consumer Products Company for DERMABOND adhesive and liquid bandage, respectively, and establish and maintain new marketing agreements;

•	our ability to achieve product development milestones;

•	the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

•	the effect of competing technological and market developments;

•	timely receipt of regulatory clearances and approvals and the costs of complying with regulatory requirements;

•	general acceptance of our products by the medical community and consumers; and

•	general economic conditions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2004. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We are subject to interest rate risk on our investment portfolio which consists primarily of high quality short-term money market funds, commercial paper, auction rate securities, corporate bonds and other investments with an average maturity of less than one year, or in the case of auction rate securities having auction reset periods of less than one year. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding average and individual duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. At March 31, 2005, our total portfolio consisted of approximately $54.6 million of cash, cash equivalents and investments, the majority of which had average maturities within one year, or in the case of auction rate securities having auction reset periods of less than one year. Additionally, we generally have the ability to hold fixed income investments to maturity. Therefore, we do not expect our results of operations or cash flows to be materially affected due to a sudden change in interest rates.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 6, 2005, a complaint relating to the Merger was filed in the Chancery Court of the State of Delaware by a purported stockholder of the Company allegedly on behalf of a class of holders of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Part I, Item 2 of this Form 10-Q for a more detailed description of the complaint.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit 2.1 –	Agreement and Plan of Merger, dated as of March 3, 2005, among Johnson & Johnson, Holden Merger Sub, Inc. and the Company (Exhibit 2.1) (1)

Exhibit 10.1 –	Form of Indemnification Agreement between the Company and each of the individuals listed on the schedule thereto, which plans are identical in all material respects (Exhibit 10.1) (1)

Exhibit 10.2 –	Form of Letter Agreement among Johnson & Johnson, the Company and each of the individuals listed on the schedule thereto, which letter agreements are identical in all material respects except as indicated in such schedule (Exhibit 10.3) (1)

Exhibit 10.3 –	Form of Letter Agreement among Johnson & Johnson, the Company and each of the individuals listed on the schedule thereto, which letter agreements are identical in all material respects except as indicated in such schedule (Exhibit 10.4) (1)

Exhibit 10.4 –	Amendment to Rights Agreement, dated as of March 3, 2005, between the Company and American Stock Transfer & Trust Company (Exhibit 10.5) (1)

Exhibit 31.1 –	Certification of Chief Executive Officer

Exhibit 31.2 –	Certification of Chief Financial Officer

Exhibit 32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

Exhibit 32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed March 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOSURE MEDICAL CORPORATION

Date: May 10, 2005	By:	/s/ DANIEL A. PELAK
Daniel A. Pelak
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ BENNY WARD
Benny Ward
Vice President of Finance and Chief Financial Officer